Form 10-K
period 1993-12-31
OSHKOSH B GOSH INC
filed 1994-03-31
CIK 75042

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-K

    Mark One
      [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended DECEMBER 31, 1993

                                       or

       [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                    For transition period from           to


                             Comission File No. 0-13365


                                 OSHKOSH B'GOSH, INC.

           A Delaware Corporation           I.R.S. Employer No.    39-0519915

                   112 Otter Avenue, Oshkosh, Wisconsin 54901
                         Telephone number: (414) 231-8800

             Securities registered pursuant to Section 12(b) of the Act:
                                       NONE

             Securities registered pursuant to Section 12(g) of the Act:
                   Class A Common Stock, Par Value $.01 per share
                   Class B Common Stock, Par Value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes    X            No---

[ ]   Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 11, 1994, there were outstanding 13,294,752 shares of Class A Common Stock and 1,291,048 shares of Class B Common Stock, of which 12,029,455 shares and 386,241 shares, respectively, were held by non-affiliates of the registrant. Based upon the closing sales prices as of March 11, 1994, the aggregate market value of the Class A Common Stock and Class B Common Stock held by non-affiliates was $180,441,825 and $6,469,537, respectively.

                           DOCUMENTS INCORPORATED BY REFERENCE

Oshkosh B'Gosh, Inc definitive Proxy Statement for its annual meeting to be held on May 6, 1994 (or such later date as the directors may determine), Incorporated into Part III

                                                 INDEX

PART I                                                                    PAGE
Item 1.     Business                                                        1
            (a) General Development of Business                             1
            (b) Financial Information About Industry Segments               2
            (c) Narrative Description of Business                           2
                Products                                                    2
                Raw Materials, Manufacturing and Sourcing                   3
                Trademarks                                                  4
                Seasonality                                                 4
                Working Capital                                             5
                Sales and Marketing                                         5
                Backlog                                                     6
                Competitive Conditions                                      6
                Environmental Matters                                       6
                Employees                                                   7

Item 2.     Properties                                                      7

Item 3.     Legal Proceedings                                               8

Item 4.     Submission of Matters to a Vote of Security Holders             8

PART II
Item 5.     Market for the Registrant's Common Stock and Related
            Stockholder Matters                                             8

Item 6.     Selected Financial Data                                         9

Item 7.     Management's Discussion and Analysis of Results
            of Operations and Financial Condition                           9

Item 8.     Financial Statements and Supplementary Data                    14

Item 9.     Disagreements on Accounting and Financial Disclosure           32

PART III
Item 10.    Directors and Executive Officers of the Registrant             33

Item 11.    Executive Compensation                                         33

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                                 33

Item 13.    Certain Relationships and Related Transactions                 33

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                            33



                                                PART I


ITEM 1.     BUSINESS

(a)   General Development of Business

Oshkosh B'Gosh, Inc. (together with its subsidiaries, the "Company") was founded in 1895 and was incorporated in the state of Delaware in 1929. The Company designs, manufactures, sources and sells apparel for the children's wear, youth wear, and men's wear markets. While its heritage is in the men's workwear market, the Company is currently best known for its line of high quality children's wear. The children's wear business represented approximately 89% of consolidated Company revenues for 1993. The success of the children's wear business can be attributed to the Company's core themes: quality, durability, style, trust and Americana. These themes have propelled the Company to the position of market leader in the branded children's wear industry. The Company also leverages the economic value of the OshKosh B'Gosh name via both domestic and international licensing agreements.

The Company's long-term strategy is to provide high quality, high value clothing for the entire family. Toward this end the Company continues to expand its business lines and avenues for marketing its products. Essex Outfitters, Inc. ("Essex"), a wholly owned subsidiary the Company acquired in 1990, is a vertically integrated children's wear retailer. Essex sources its apparel from third party manufacturers, primarily offshore, imports these goods and sells them primarily through its own chain of 52 retail stores.

OshKosh B'Gosh International Sales, Inc. was created in 1985 for the sale of Oshkosh B'Gosh products to foreign distributors. In 1990, the Company formed OshKosh B'Gosh Europe, S.A. in conjunction with a joint venture with Poron Diffusion, S.A. to provide further access to European markets. In 1992 the
Company acquired Poron's 49% interest in OshKosh B'Gosh Europe, S.A.   During
1993 OshKosh B'Gosh made moves to strategically position itself for international expansion. OshKosh B'Gosh Asia/Pacific Ltd. was created in Hong Kong to oversee licensees and distributors in the Pacific Rim, to assist international licensees with the sourcing of product, and to expand the Company's presence in that region. OshKosh B'Gosh U.K. Ltd. and OshKosh B'Gosh Deutschland GmbH, incorporated in the United Kingdom and Germany respectively, were established to increase sales emphasis in those countries.

The Company's chain of 40 OshKosh B'Gosh factory outlet stores sell irregular and first quality OshKosh B'Gosh merchandise throughout the United States. In 1993, the Company distributed its first children's wear mail order catalog, further expanding its channels of distribution.

The Company has been expanding its utilization of off-shore sourcing as a cost-effective means to produce its products and to this end leased a production facility in Honduras in 1990 under its wholly owned subsidiary Manufacturera International Apparel S.A.

(b)   Financial Information About Industry Segments

The Company is engaged in only one line of business, namely, the apparel industry.

(c)   Narrative Description of Business

Products

The Company designs, manufactures, sources and markets a broad range of children's clothing as well as lines of youth wear and men's casual and work wear clothing under the OshKosh, OshKosh B'Gosh, Baby B'Gosh or Boston Trader labels. The products are distributed primarily through better quality department and specialty stores, 92 of the Company's own stores, direct mail catalogs and foreign retailers. The children's wear business, which is the largest segment of the business, accounted for approximately 89% of 1993 sales compared to approximately 96% and 93% of such sales in 1992 and 1991 respectively.

The children's wear and youth wear business is targeted to reach the middle to upper middle segment of the sportswear market. Children's wear is in size ranges from newborn/infant to girls 6X and boys 7. Youth wear is in size ranges girls 7 to 14 and boys 8 to 20.

The Company's children's wear and youth wear businesses include a broad range of product categories organized primarily in a collection format whereby the products in that collection share a primary design theme which is carried out through fabric design, screenprint, embroidery, and trim applications. The Company also offers basic denim products with multiple wash treatments. The product offerings for each season will typically consist of a variety of clothing items including bib overalls, pants, jeans, shorts, and shortalls (overalls with short pant legs), shirts, blouses and knit tops, skirts, jumpers, sweaters, dresses, playwear and fleece.

The men's wear line is the original business that started the Company back in 1895. The current line comprises the traditional bib overalls, several styles of waistband work, carpenter, and painters pants, five and six pocket jeans, work shirts and flannel shirts as well as a coats and jackets. The line is designed with a full array of sizes up to and including size 60 inch waists and 5x size shirts.

Most products are designed by an in-house staff. Product design requires long lead times, with products generally being designed a year in advance of the time they actually reach the retail market. In general, the Company's products are traditional in nature and not intended to be "designer" items.
In designing new products and styles, the Company attempts to incorporate current trends and consumer preferences in their traditional product offerings.

In selecting fabrics and prints for its products, the Company seeks, where possible, to obtain exclusive rights to the fabric design from its suppliers in order to provide the Company with some protection from imitation by competitors for a limited period of time.

Raw Materials, Manufacturing and Sourcing

All raw materials used in the manufacture of Company products are purchased from unaffiliated suppliers. In 1993, approximately 65% of the Company's direct expenditures for raw materials were from its five largest suppliers, with the largest such supplier accounting for approximately 25% of total raw material expenditures. Fabric and various non-fabric items, such as thread, zippers, rivets, buckles and snaps are purchased from a variety of independent suppliers. The fabric and accessory market in which OshKosh B'Gosh purchases its raw materials is composed of a substantial number of suppliers with similar products and capabilities, and is characterized by a high degree of competition. As is customary in its industry, the Company has no long-term contracts with its suppliers. To date, the Company has experienced little difficulty in satisfying its requirements for raw materials, considers its sources of supply to be adequate, and believes that it would be able to obtain sufficient raw materials should any one of its product suppliers become unavailable.

In 1993, approximately 79% of the Company products were manufactured in the United States using American-made textiles. Production administration is primarily coordinated from the Company's headquarters facility in Oshkosh with most production taking place in its eleven Tennessee and five Kentucky plants. Overseas labor is also accessed through a leased sewing plant in Honduras, where cut apparel pieces are received from the United States and are reimported by OshKosh B'Gosh as finished goods. In addition, product is produced by contractors in 14 countries and imported.

The majority of the product engineering and sample making, allocation of production among plants and independent suppliers, material purchases and invoice payments are done through the Company's Oshkosh headquarters. All designs and specifications utilized by independent manufacturers are provided by the Company. While no long-term, formal arrangements exist with these manufacturers, the Company considers these relationships to be satisfactory. The Company believes it could obtain adequate alternative production capacity if any of its independent manufacturers become unavailable.


Because higher quality apparel manufacturing is generally labor intensive (sewing, pressing, finishing and quality control) the Company has continually sought to upgrade its manufacturing and distribution facilities. Economies are therefore realized by technical advances in areas like computer-assisted design, computer-controlled fabric cutting, computer evaluation and matching of fabric colors, automated sewing processes, and computer-assisted inventory control and shipping. In order to realize economies of operation within the domestic production facilities, cutting operations are located in 5 of the Company's 18 plants, with all product washing, pressing and finishing done in one facility in Tennessee and all screenprint and embroidery done in one facility in Kentucky. Quality control inspections of both semi-finished and finished products are required at each plant, including those of independent manufacturers, to assure compliance.

Customer orders for fashion products are booked from three to six months in advance of shipping. Because most Company production of styled products is scheduled to fill orders already booked, the Company believes that it is better able to plan its production and delivery schedules than would be the case if production were in advance of actual orders. In order to secure necessary fabrics on a timely basis and to obtain manufacturing capacity from independent suppliers, the Company must make substantial advance commitments, often as much as five to seven months prior to receipt of customer orders. Inventory levels therefore depend on Company judgment of market demand.

Trademarks

The Company utilizes the OshKosh, OshKosh B'Gosh or Baby B'Gosh trademarks on most of its products, either alone or in conjunction with a white triangular background. In addition, "The Genuine Article" is embroidered on the small OshKosh B'Gosh patch to signify apparel that is classic in design and all-but-indestructible in quality construction. The Company currently uses approximately 21 registered and unregistered trademarks in the United States. These trademarks and universal awareness of the OshKosh B'Gosh name are significant in marketing the products.

In addition the Company licenses the Boston Trader and Trader Kids trademarks for use on its youth wear and some children's wear. The Company has recently decided to replace its Boston Trader line of children's apparel with a new brand called Genuine Kids.

Seasonality

Products are designed and marketed primarily for three principal selling seasons:

 RETAIL SALES SEASON      PRIMARY BOOKING PERIOD   SHIPPING PERIOD
   Spring/Summer            August-September         January-April
   Fall/Back-to-School      January-February         May-August
   Winter/Holiday           May-June                 September-December

Spring/Summer and Fall/Back-to-School are the Company's primary selling seasons and together accounted for approximately 65% of the Company's 1993 wholesale sales.

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its sales and net income from its OshKosh B'Gosh factory stores and Trader Kids outlet stores. Historically, a disproportionately high amount of the Company's retail sales and a majority of its net income have been realized during the months of August and November.

Working Capital

Working capital needs are affected primarily by inventory levels, outstanding accounts receivables and trades payables. The Company has unsecured credit arrangements, negotiated annually, which provide for maximum borrowings and letters of credit totalling $60 million at December 31, 1993 including $45 million under commercial paper borrowing arrangements. These credit arrangements are used to support working capital needs as well a support letters of credit issued for product being imported and other corporate needs. As of December 31, 1993 there were no outstanding obligations against these credit arrangements. Letters of credit of approximately $15 million were outstanding at December 31, 1993.

Inventory levels are affected by order backlog and anticipated sales, accounts receivables are affected by payment terms offered. It is general practice in the apparel industry to offer payment terms of ten to sixty days from date of shipment. The Company offers net 30 days terms only.

The Company believes that its working capital requirements and financing resources are comparable with those of other major, financially sound apparel manufacturers.

Sales and Marketing

Company products are sold primarily through better quality department and specialty stores, although sales are also made through direct mail catalog companies, foreign retailers and other outlets, including 91 Company operated retail factory stores and one retail showcase store. One customer, J. C. Penney Company, Inc., accounted for approximately 10.2% of the Company's 1993 sales, and its largest ten and largest 100 customers accounted for approximately 47% and 67% of sales, respectively. In 1993, the Company's products were sold to approximately 4,200 customers (14,000 to 15,000 stores) throughout the United States, and a sizeable number of international accounts.

Products are sold primarily by a direct employee sales force with the balance of sales made through manufacturer's representatives, to in-house accounts or through outlet stores. In addition to the central sales office in Oshkosh, the Company maintains regional sales offices and product showrooms in Dallas and New York. Most members of the Company's sales force are assigned to defined geographic territories, with some assigned to specific large national accounts. In sparsely populated areas and new markets, a manufacturer's representative represents the Company on a non-exclusive basis.

Direct advertising in consumer and trade publications is the primary method of advertising used. The Company also offers a cooperative advertising program, paying half of its customers' advertising expenditures for their products, generally up to two percent of the higher of the customer's prior or current year's gross purchases from the Company.

Backlog

The dollar amount of backlog of orders believed to be firm as of the end of the Company's fiscal year and as of the preceding fiscal year is not material for an understanding of the business of the Company taken as a whole.

Competitive Conditions

The apparel industry is highly competitive and consists of a number of
domestic and foreign companies.   Some competitors have assets and sales
greater than those of the Company. In addition, the Company competes with a number of firms that produce and distribute only a limited number of products similar to those sold by the Company or sell only in certain geographic areas being supplied by the Company.

A characteristic of the apparel industry is the requirement that a manufacturer recognize fashion trends and adequately provide products to meet such trends. Competition within the apparel industry is generally in terms of quality, price, service, style and, with respect to branded product lines, consumer recognition and preference. The Company believes that it competes primarily on the basis of quality, style, and consumer recognition and to a lesser extent on the basis of service and price. The Company is focusing attention on the issue of price and service and has taken and will continue to take steps to reduce prices, become more competitive in the eyes of value conscious consumers and deliver the service expected by its customers.

The Company's share of the overall children's wear market is quite small. This is due to the diverse structure of the market where there is no truly dominant producer of children's garments across all size ranges and garment types. In the Company's channel of distribution, department and speciality stores, it holds the largest share of the children's wear market.

Environmental Matters

The Company's compliance with Federal, State, and local environmental laws and regulations had no material effect upon its capital expenditures, earnings, or competitive position. The Company does not anticipate any material capital expenditures for environmental control in either the current or succeeding fiscal years.


Employees

At December 31, 1993, the Company employed approximately 6,400 persons. Approximately 43% of the Company's personnel are covered by collective bargaining agreements with the United Garment Workers of America.

The Company considers its relations with its personnel to be good.


ITEM 2. PROPERTIES

The Company's principal executive and administrative offices are located in Oshkosh, Wisconsin. Its principal office, manufacturing and distribution operations are conducted at the following locations:

                                Approximate
                               Floor Area in     Principal
        Location                Square Feet       Use

      Albany, KY                     20,000     Manufacturing
      Byrdstown, TN                  32,000     Manufacturing
      Celina, TN                    100,000     Manufacturing
      Celina, TN                     90,000     Laundering/Pressing
      Columbia, KY                   78,000     Manufacturing
      Columbia, KY                   23,000     Manufacturing
      Dallas, TX (1)                  1,995     Sales Offices/Showroom
      Dover, TN                      87,000     Manufacturing
      Gainesboro, TN                 61,000     Manufacturing
      Gainesboro, TN                 29,000     Warehousing
      Hermitage Springs, TN          52,000     Manufacturing
      Jamestown, TN                  43,000     Manufacturing
      Liberty, KY                   218,000     Manufacturing/Warehousing
      Liberty, KY                    32,000     Warehousing
      Los Angeles, CA (2)             1,145     Sales Offices/Showroom
      Marrowbone, KY                 27,000     Manufacturing
      McEwen, TN (3)                 29,000     Manufacturing
      New York City, NY (4)          18,255     Sales Offices/Showrooms
      Oshkosh, WI                    99,000     Exec. & Operating Co. Offices
      Oshkosh, WI                    88,000     Manufacturing
      Oshkosh, WI                    86,000     Wholesale Distribution
                                                /Warehousing
      Oshkosh, WI                    42,000     Retail Distribution
                                                /Warehousing
      Red Boiling Springs,TN         41,000     Manufacturing
      White House, TN               284,000     Distribution/Warehousing

All properties are owned by the Registrant with the exception of: (1) Lease expiration date - 1994, (2) Lease expiration date - 1993, (3) Lease expiration date - 1997, (4) Lease expiration date - 2007.

The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and sufficient for current production.

Substantially all of the Company's retail stores occupy leased premises. For information regarding the terms of the leases and rental payments thereunder, refer to the "Leases" note to the consolidated financial statements on page 26 of this Form 10-K.


ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are not parties to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                         PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

The Company's Class A Common Stock and Class B Common Stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbols GOSHA and GOSHB, respectively.

                                       Quarterly Common Stock Data
                                      1993                                1992
                          Stock Price         Dividends          Stock Price        Dividends
Quarter                   High        Low      Per Share      High         Low      Per Share
Class A common stock
1st                       $22-1/2     $14-1/2   $0.1025        $30-3/4      $25         $0.1025
2nd                        19          14-1/2    0.1025         30-1/4       20-3/4      0.1025
3rd                        18-1/4      13-1/2    0.1025         25-1/4       21          0.1025
4th                        20-1/2      16-1/4    0.205          24-1/4       19-1/4      0.205

Class B common stock
1st                       $18         $12       $0.09          $23-1/2      $19         $0.09
2nd                        18          15-1/4    0.09           22           16          0.09
3rd                        18          13-3/4    0.09           19           16          0.09
4th                        20-3/4      17        0.18           18           14          0.18



The table reflects the "last" price quotation on the NASDAQ
National Market System and does not reflect mark-ups, mark-downs, or commissions and may not represent actual transactions.

The Company has paid cash dividends on its common stock each year since 1936. The Company's Certificate of Incorporation requires that when any dividend (other than a dividend payable solely in shares of the Company's stock) is paid on the Company's Class B Common Stock, a dividend equal to 115% of such amount per share must concurrently be paid on each outstanding share of Class A Common Stock.

As of March 11, 1994, there were 2,081 holders of record of Class
A Common Stock and 203 holders of record of Class B Common Stock.



ITEM 6. SELECTED FINANCIAL DATA


                                                        Financial Highlights
                                                       Year Ended December 31,
                                      1993           1992          1991         1990          1989
Net sales                           $340,186       $346,206      $365,173     $323,377      $315,076
Net income                          4,523          15,135        23,576       29,552        37,598
Return on sales                     1.3%           4.4%          6.5%         9.1%          11.9%

Working capital                     $111,794       $111,075      $106,803     $103,063      $88,677
Total assets                        229,131        226,195       214,963      192,196       163,266
Long-term debt (less
   current maturities)              757            1,293         2,379        3,459         4,530
Shareholders' equity                171,998        175,153       167,380      151,166       128,652

Net income per share                $0.31          $1.04         $1.62        $2.03         2.58
Cash dividends declared
  per share
   Class A                          0.5125         0.5125        0.5125       0.49          0.4275
   Class B                          0.45           0.45          0.45         0.43          0.37
Shareholders' equity                11.79          12.01         11.48        10.36         8.82



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                             YEAR ENDED DECEMBER 31, 1993
                       COMPARED TO YEAR ENDED DECEMBER 31, 1992


Net sales in 1993 were $340.2 million, down 1.7% from 1992 sales of $346.2 million. The Company's domestic wholesale business of approximately $257 million in 1993 was 9.3% less than 1992 sales, due primarily to a decline in unit shipments of approximately 10% in 1993 from 1992. The decrease in domestic wholesale unit shipments related primarily to the effects of the competitive pricing environment in the children's wear business, the Company's difficulty in meeting the delivery requirements of its wholesale customers as well as the Company's expanding focus on its retail operations. The Company currently anticipates further reduction in its domestic wholesale unit shipments in 1994. In an effort to improve customer delivery requirements, the Company is currently undertaking a significant reengineering process.
The Company anticipates continued improvement in its delivery performance in 1994.

Company retail sales at its Oshkosh B'Gosh branded outlet stores and its wholly-owned subsidiary Essex Outfitters Trader Kids stores expanded to approximately $65.0 million in 1993, a 49.4% increase over 1992 retail sales of approximately $43.5 million. Retail sales increases resulted primarily from the opening of an additional 38 retail stores during 1993. The Company anticipates continued expansion in its retail business through the opening of an additional 35 to 45 retail stores in 1994, which should offset the reduction in the domestic wholesale business.

Gross margin as a percent of sales improved to 28.0% in 1993, compared with 25.1% in 1992. During 1993, the Company experienced a slight improvement in its domestic wholesale gross margins. Increased retail store sales, at higher gross profit margins, had a significant impact on improved overall gross margin performance. Gross margins for 1992 were unfavorably impacted by manufacturing inefficiencies resulting from the restructuring of production lines and increasing workers' compensation insurance and employee health care costs. The Company currently anticipates further modest improvement in its gross margins in the second half of 1994.

Selling, general and administrative expenses increased $12.1 million in 1993 from 1992. As a percent of net sales, selling, general and administrative expenses were 23.1% in 1993, up from 19.2% in 1992. The primary reason for increasing selling, general and administrative expenses is the Company's increasing focus on its retail business. In addition, the Company initiated a catalog division in the second half of 1993 which added approximately $1.2 million to its selling, general and administrative expense. Increasing emphasis on foreign sales opportunities, including the start-up costs associated with the opening of sales offices, have also added to the Company's selling, general and administrative expense structure. In 1994, the Company's continued expansion in its retail business, along with further development of its foreign business and catalog division will result in higher selling, general and administrative expenses in relation to its net sales.

During the fourth quarter of 1993, the Company recorded a pretax restructuring charge of $10.8 million. Restructuring costs (net of income tax benefit) reduced net income by $7.1 million ($.49 per share) in 1993. After review of the Company's manufacturing capacity, operational effectiveness, sales volume and alternative sourcing opportunities, the Company decided to sell its Camden, Tennessee and McKenzie, Tennessee manufacturing plants as well as evaluate other capacity reduction alternatives. During 1993 the Company reduced its total workforce by over 1,200 employees.
Sale of the McKenzie plant in 1994 will reduce the Company's workforce by approximately 230 employees. The Company's $10.8 million restructuring charge includes approximately $3.3 million for facility closings, write-down of the related assets and severance costs pertaining to workforce reductions.

The restructuring charge also reflects the Company's decision to market its Boston Trader line of children's apparel under the new trade name Genuine Kids and the resulting costs of the Company's decision not to renew the Boston Trader license arrangement beyond 1994, as well as expenses to consolidate its retail operations. Accordingly, the restructuring charge includes approximately $7.5 million for write-off of previously capitalized trademark rights and expenses related to consolidating the Company's retail operations.

The Company anticipates that these restructuring actions, net of income tax benefit, will require expenditures of approximately $2.5 million of cash over the next year, which will be funded entirely by internally generated cash. Company management believes that while these restructuring actions will not result in material short term earnings improvement, the restructuring will better position the Company competitively over a longer term period of time.

In 1991, the Company recorded the impact of its decision to discontinue the manufacturing and sale of its Absorba line of infant's apparel. A pretax restructuring charge of $5.6 million represented provisions for facility closing and lease termination costs, severance pay, write-down of the related assets and estimated operating losses until closing. These restructuring costs (net of income tax benefit) reduced 1991's net income by $3.6 million ($.25 per share). During 1992, the Company reduced its estimate of the Absorba line restructuring costs by $2.8 million due to the efficient and orderly wind down of operations and favorable settlement of lease obligations. This adjustment to restructuring costs (net of income taxes) increased 1992 net income by $1.8 million ($.12 per share).

Royalty income, net of expenses, was $3.4 million in 1993, as compared to $2.6 million in 1992. The increase in net royalty income resulted primarily from additional foreign license agreements.

The effective tax rate for 1993 was 51.3% compared to 39.8% in 1992. The higher 1993 effective tax rate is the result of the Company's foreign operating losses, which provide no tax benefit, combined with the Company's substantially lower income before income taxes in 1993 (which resulted in part from the restructuring charge). The Company's early adoption of Statement of Financial Accounting Standards No. 109 on accounting for income taxes in 1992 had no material impact on 1992's results of operations. Company management believes that the $10.7 million deferred tax asset at December 31, 1993 can be fully realized through reversals of existing taxable temporary differences and the Company's history of substantial taxable income which allows the opportunity for carrybacks of current or future losses.

The Company elected early adoption of the of the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1992. The Company elected to record the entire transition obligation in 1992, which resulted in a net $.6 million after tax ($.04 per share) reduction in net income.

In November of 1992, the Financial Accounting Standards Board issued its Statement No. 112 entitled "Employers' Accounting for Postemployment Benefits." The Statement must be applied in the preparation of the Company's consolidated financial statements for the year ending December 31, 1994. The Company has determined that this standard will not have a significant effect on its consolidated financial statements.

In September 1993, the Company signed a letter of intent to purchase Rio Sportswear, Inc. and affiliated companies
(collectively "Rio"). In March, 1994, the Company announced that negotiations with Rio had terminated.

                           YEAR ENDED DECEMBER 31, 1992
                    COMPARED TO YEAR ENDED DECEMBER 31, 1991

Net sales for 1992 were $346.2 million, a 5.2% decrease from 1991 sales of $365.2 million. The decrease in net sales was due primarily to a 3.9% dollar decrease (1.2% in units) in the Oshkosh B'Gosh domestic wholesale business. The Company's decision to discontinue the sale of United States licensed Absorba products in 1992 also had a negative impact on reported 1992 sales, as 1991 sales of Absorba products amounted to $10.3 million. Sales by the Company's remaining subsidiaries totaled $23.2 million, a 44.2% increase over their 1991 sales.

Gross margins as a percent of sales declined from 29.7% in 1991 to 25.1% in 1992. The decline resulted primarily from a 6.2% reduction in gross margins of the domestic wholesale children's wear business. Gross margins for 1992 were also unfavorably impacted by manufacturing inefficiencies resulting from the restructuring of production lines to meet the demands of product complexity and delivery schedules. Rapidly escalating workers' compensation insurance costs, employee health care costs, and other employee fringe benefit costs adversely impacted gross margins. In addition, in 1992 the Company initiated a volume discount program which placed added pressure on Company gross margins. Variations in gross margins of subsidiaries had no material effect on consolidated results.

Selling, general and administrative expenses decreased $1.3 million from 1991. As a percent of net sales, selling, general and administrative expenses were 19.2% and 18.6% for 1992 and 1991 respectively. The primary reason for the decline in the dollar amount of selling, general and administrative expenses was the discontinuance of the Absorba operations, offset in part by increased advertising and factory store expenses. The increased factory store expenses were primarily the result of opening 7 additional Oshkosh B'Gosh retail stores. Subsidiary marketing and administrative expenses increased primarily from the addition of 16 retail stores at the Company's Essex Outfitters, Inc. subsidiary.

During 1991 the Company decided to discontinue the manufacture and sale of its United States licensed Absorba products. An estimated pretax restructuring cost of $5.6 million was recorded in 1991 for facility closings, severance pay, loss on disposal of assets and estimated operating losses until closing. Favorable settlements of lease obligations, efficient and orderly wind down of operations, and disposition of remaining assets and inventories at favorable amounts resulted in a reduction in the Company's provision for restructuring costs by $2.8 million ($1.8 million net of income taxes). The net effect of this reduction in provision for restructuring costs increased 1992's income by $.12 per share. As of December 31, 1992, substantially all assets of Absorba, Inc. were sold and all operations were ceased.

Results of operations of the Company's three remaining subsidiaries decreased 1992 income before tax by approximately $.4 million. Results of operations of the remaining subsidiaries (excluding Absorba) decreased 1991 income by approximately $.9 million. Losses were experienced in operations of Oshkosh B'Gosh Europe, S.A. and Manufacturera International Apparel, S.A. (our Honduras manufacturing subsidiary), while Essex Outfitters net income was approximately equal to that realized in 1991.

The effective tax rate for 1992 and 1991 was 39.8%.  The
Company's early adoption of the Financial Accounting Standards
Board Statement No. 109 on accounting for income taxes in 1992 had no material impact on 1992's results of operations.

                          FINANCIAL CONDITION

During 1993 total assets increased by $2.9 million or 1.3% over 1992. Accounts receivable at December 31, 1993 were $19.5 million compared to $24.4 million at December 31, 1992. Inventories at the end of 1993 were $100 million, up $7.2 million from 1992. This increase in inventories relates primarily to the Company's expanding retail business. Management believes that year end 1993 inventory levels are generally appropriate for anticipated 1994 business activity.

Accrued liabilities at the end of 1993 were $29.8 million, up
$13.6 million from 1992. This increase is due primarily to the Company's provision for restructuring costs recorded in the fourth quarter of 1993.

On February 20, 1992, the Company finalized a $7 million Industrial Development Revenue Bond issue to finance construction of the Celina, Tennessee finishing plant. As a result of additional capital expenditures associated with the project and the possible restrictions to future expansion because of limits imposed by existing Industrial Development Revenue Bond regulations, the bonds were called on December 18, 1992 and paid off on January 19, 1993.

                        LIQUIDITY AND CASH FLOW

The Corporation maintains a relatively liquid financial position.
Net working capital at the end of 1993 was $111.8 million, approximately the same as at the end of 1992. The current ratio was 3.8 to 1 at 1993 year end, compared to 4.2 to 1 at year end
1992. Cash provided by operations was approximately $21.6 million in 1993, compared to $22.9 million in 1992.

Capital expenditures were approximately $9 million in 1993 and $12.6 million in 1992. Capital expenditures for 1994 are currently budgeted at approximately $12 million.

Liquidity is also provided by short-term borrowings that fund seasonal working capital needs. The Company has unsecured credit arrangements, negotiated annually, which provide for maximum borrowings and letters of credit totaling $60 million at December 31, 1993 including $45 million under commercial paper borrowing arrangements. The Company believes its present liquidity, in combination with cash flow from future operations and its available credit facilities, is sufficient to meet its continuing operating and capital requirements in the foreseeable future.

Dividends on the Company's Class A and Class B Common Stock totaled $.5125 per share and $.45 per share, respectively, in 1993, the same as in 1992. The dividend payout rate was 163% in 1993 and 49% in 1992. The Company's lower earnings from operations in 1993 combined with the fourth quarter 1993 restructuring charge resulted in the unusually high 1993 payout rate.

                                INFLATION

The effects of inflation on the Company's operating results and financial condition were not significant.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                            Page
Financial Statements:

Reports of Independent Auditors                              15

Consolidated Balance Sheets - December 31, 1993 and 1992     17

Consolidated Statements of Income - years ended
December 31, 1993, 1992 and 1991                             18

Consolidated Statements of Changes in Shareholders' Equity -
- - years ended December 31, 1993, 1992, and 1991              19

Consolidated Statements of Cash Flows - years ended
December 31, 1993, 1992 and 1991                             20

Notes to Consolidated Financial Statements                   22



                    REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


          The Board of Directors
          Oshkosh B'Gosh, Inc. and Subsidiaries

          We have audited the accompanying consolidated balance sheet of Oshkosh B'Gosh, Inc. and Subsidiaries as of December 31, 1993, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. Our audit also included the 1993 financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management.
          Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oshkosh B'Gosh, Inc. and Subsidiaries at December 31, 1993, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related 1993 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


          Milwaukee, Wisconsin                                ERNST & YOUNG
          February 11, 1994



                  REPORT OF SCHUMAKER, ROMENESKO & ASSOCIATES, S.C.,
                                 INDEPENDENT AUDITORS



          The Board of Directors
          Oshkosh B'Gosh, Inc. and Subsidiaries

          We have audited the accompanying consolidated balance sheet of Oshkosh B'Gosh, Inc. and Subsidiaries as of December 31, 1992, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1992 and 1991. Our audits also included the 1992 and 1991 financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oshkosh B'Gosh, Inc. and Subsidiaries at December 31, 1992, and the consolidated results of their operations and their cash flows for the years ended December 31, 1992 and 1991 in conformity with generally accepted accounting principles. Also, in our opinion, the related 1992 and 1991 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

          As discussed in Notes 9 and 10 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes and nonpension postretirement benefits.


          Oshkosh, Wisconsin        SCHUMAKER, ROMENESKO & ASSOCIATES, S.C.
          February 15, 1993


                         OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                               Consolidated Balance Sheets
              (Dollars in thousands, except share and per share amounts)

                                               December 31,
                                           1993         1992
Assets
Current assets
Cash and cash equivalents                $ 17,853     $ 21,129
Accounts receivable, less allowances of
 $3,310 in 1993 and $2,265 in 1992         19,477       24,425
Inventories                                99,999       92,752
Prepaid expenses and other current assets   3,810        2,185
Deferred income taxes                      10,716        5,819

Total current assets                      151,855      146,310

Property, plant and equipment, net         71,755       72,312

Other assets                                5,521        7,573

Total assets                             $229,131     $226,195


Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt    $     536     $  7,896
Accounts payable                            9,720       11,096
Accrued liabilities                        29,805       16,243

Total current liabilities                  40,061       35,235

Long-term debt                                757        1,293
Deferred income taxes                       3,040        3,680
Employee benefit plan liabilities          13,275       10,834
Commitments                                    -            -

Shareholders' equity
Preferred stock, par value $.01 per share:
  Authorized - 1,000,000 shares;
    Issued and outstanding - None               -            -
Common stock, par value $.01 per share:
  Class A, authorized - 30,000,000 shares;
    Issued and outstanding - 13,280,572 shares
      in 1993, 12,776,860 shares in 1992       133          128
  Class B, authorized - 3,750,000 shares;
    Issued and outstanding - 1,305,228 shares
      in 1993, 1,808,940 shares in 1992         13           18
 Additional paid-in capital                  2,971        2,971
 Retained earnings                         169,182      172,036
 Cumulative foreign currency
  translation adjustments                     (301)        -

 Total shareholders' equity                171,998      175,153

Total liabilities and shareholders'equity $229,131     $226,195

          See notes to consolidated financial statements.



                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                          Consolidated Statements of Income
                   (Dollars in thousands, except per share amounts)


                                      Year Ended December 31,
                                     1993      1992       1991

Net sales                          $340,186  $346,206   $365,173
Cost of products sold               244,926   259,344    256,755

Gross profit                         95,260    86,862    108,418

Selling, general and
  administrative expenses            78,492    66,414     67,726
Restructuring                        10,836    (2,800)     5,600

Operating income                      5,932    23,248     35,092

Other income (expense):
  Interest expense                     (626)     (797)      (897)
  Interest income                     1,114     1,022      1,134
  Royalty income, net of expenses     3,417     2,562      3,047
  Minority interest in loss of
    consolidated subsidiary            -          108        602
  Miscellaneous                        (545)      (17)       174

Other income - net                    3,360     2,878      4,060

Income before income taxes and
  cumulative effect of
    accounting change                 9,292    26,126     39,152
Income taxes                          4,769    10,390     15,576

Income before cumulative effect of
  accounting change                   4,523    15,736     23,576
Cumulative effect of change in
  accounting for nonpension
  postretirement benefits              -         (601)      -

Net income                         $  4,523  $ 15,135   $ 23,576


Income per share before cumulative
  effect of accounting change          $.31     $1.08      $1.62
Change in accounting for nonpension
  postretirement benefits               -        (.04)       -

Net income per common share            $.31     $1.04      $1.62


          See notes to consolidated financial statements.


                                  OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                           Consolidated Statements of Changes in Shareholders' Equity
                                (Dollars and shares in thousands, except per share amounts)
                                                                                                                Cumulative

                                                                                                                          Foreign
                                               Common Stock              Additional             Currency
                                        Class A           Class B        Paid-In     Retained   Translation
                                    Shares     Amount  Shares  Amount    Capaital    Earnings   Adjustments

Balance - December 31, 1990         12,777     $128   1,809      $18     $2,971      $148,049    $   -

Net income                            -          -      -         -         -          23,576        -
Dividends-Class A
          ($.5125 per share)          -          -      -          -        -          (6,548)       -
         -Class B
          ($.45 per share)            -          -       -        -         -            (814)       -

Balance - December 31, 1991         12,777      128   1,809       18      2,971       164,263        -

Net income                            -          -      -         -         -          15,135        -
Dividends-Class A
          ($.5125 per share)          -          -      -         -         -          (6,548)       -
         -Class B
          ($.45 per share)            -          -       -        -         -            (814)       -

Balance - December 31, 1992         12,777      128   1,809       18      2,971       172,036        -

Net income                            -          -      -         -         -           4,523        -
Dividends-Class A
          ($.5125 per share)          -          -      -         -         -          (6,667)       -
         -Class B
          ($.45 per share)            -          -      -         -         -            (710)       -
Cumulative foreign currency
  translation adjustments             -          -      -         -         -             -       (301)
Conversions of common shares            504       5   (504)      (5)        -             -          -

Balance - December 31, 1993         13,281     $133   1,305      $13     $2,971      $169,182    $(301)




                 See notes to consolidated financial statements


                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                (Dollars in thousands)

                                       Year Ended December 31,
                                        1993    1992     1991

Cash flows from operating activities
  Net income                          $ 4,523 $15,135  $23,576
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
   Depreciation and amortization        9,233   8,375    6,568
   (Gain) loss on disposal
     of assets                             63      85      (14)
   Minority interest in loss of
     consolidated subsidiary             -       (108)    (602)
   Provision for deferred
     income taxes                       (5,537)     35   (2,832)
   Pension expense,
     net of contributions                1,852   1,753    2,304
   Cumulative effect of
     accounting change                    -      1,001     -
   Restructuring                        10,836  (2,800)   5,600
   Changes in operating assets
     and liabilities, net of effects
     of acquisitions:
        Accounts receivable              4,948    (643)   6,149
        Inventories                     (7,247)  1,478   (3,096)
        Prepaid expenses and other
          current assets                (1,624)   (252)  (1,336)
        Accounts payable                (1,376) (2,522)   3,925
        Accrued liabilities              5,940   1,313     (339)
Net cash provided by
   operating activities                 21,611  22,850   39,903

Cash flows from investing activities
   Additions to property, plant and
    equipment                           (8,990)(12,563) (19,569)
   Proceeds from disposal of assets      1,159     625      256
   Investments in subsidiaries            -       (900)     -
   Additions to other assets            (1,783) (1,602)    (580)

Net cash used in
   investing activities                 (9,614)(14,440) (19,893)



          See notes to consolidated financial statements.


                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows (continued)
                                (Dollars in thousands)

                                       Year Ended December 31,
                                        1993    1992     1991

Cash flows from financing activities
  Net decrease in
    short-term borrowings           $    -   $    -    $(4,706)
  Proceeds from
    long-term borrowings                 -      7,000     -
  Payments of long-term debt           (7,896) (1,270)  (1,071)
  Dividends paid                       (7,377) (7,362)  (7,362)
  Proceeds from issuance of
   subsidiary stock                      -       -         642

Net cash used in
  financing activities                (15,273) (1,632) (12,497)

Net increase (decrease) in cash
  and cash equivalents                 (3,276)  6,778    7,513

Cash and cash equivalents at
  beginning of year                    21,129  14,351    6,838

Cash and cash equivalents at
  end of year                         $17,853 $21,129  $14,351

Supplementary disclosures
  Cash paid for interest              $ 1,030 $   823  $   946
  Cash paid for income taxes          $12,194 $ 9,877  $21,895


          See notes to consolidated financial statements.


                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
              (Dollars in thousands, except share and per share amounts)

          Note 1.  Significant accounting policies

          Business - Oshkosh B'Gosh, Inc. and its majority-owned subsidiaries (the Company) is engaged primarily in the design, manufacture and marketing of apparel to wholesale customers and through Company owned retail stores.

          Principles of consolidation - The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Minority interest represents the minority shareholder's proportionate share of the net loss of Oshkosh B'Gosh Europe, S.A. until the Company acquired the remaining interest in July, 1992.

          Cash equivalents - Cash equivalents consist of highly liquid debt instruments such as money market accounts with original maturities of three months or less. The Company's policy is to invest cash in conservative instruments as part of its cash management program and to evaluate the credit exposure of any investment. Cash and cash equivalents are stated at cost, which approximates market value.

          Inventories - Inventories are stated at the lower of cost or market. Inventories stated on the last-in, first-out (LIFO) basis represent 90.6% of total 1993 and 96.3% of total 1992 inventories. Remaining inventories are valued using the first-in, first-out method.

          Property, plant and equipment - Property, plant and equipment are carried at cost. Depreciation and amortization for financial reporting purposes is calculated using the straight line method based on the following useful lives:

                                                         Years
                   Land improvements                   10 to 15
                   Buildings                           10 to 40
                   Leasehold improvements               5 to 10
                   Machinery and equipment              5 to 10

          Income taxes - Effective January 1, 1992, the Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This Statement requires recognition of deferred tax assets and liabilities for all temporary differences between the financial reporting and income tax basis of Company assets and liabilities. In 1991, deferred income taxes were accounted for under APB Opinion No. 11. The effect of this accounting change at January 1, 1992 was not material.



                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
              (Dollars in thousands, except share and per share amounts)

          Note 1.  Significant accounting policies (continued)

          Foreign currency translation - The functional currency for certain foreign subsidiaries is the local currency. Accordingly, assets and liabilities are translated at year end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a separate component of shareholders' equity.

          Revenue recognition - Revenue within wholesale operations is recognized at the time merchandise is shipped to customers. Retail store revenues are recognized at the time of sale.

          Income per common share - Income per common share amounts are computed by dividing income by the number of shares of common stock outstanding (14,585,800 in each year). There are no common stock equivalents.

          Reclassifications - Certain reclassifications of financial information for the years ended December 31, 1991 and 1992 have been made to conform with the 1993 presentation.

          Note 2.  Restructuring

          During the fourth quarter of 1993, the Company recorded a pretax restructuring charge of $10,836. The restructuring charge includes approximately $3,300 for facility closings, write-down of the related assets and severance costs pertaining to work force reductions. The restructuring charge also reflects the Company's decision to market its Trader Kids line of children's apparel under the new name Genuine Kids and the resulting costs of the Company's decision not to renew its Boston Trader license arrangement beyond 1994, as well as expenses to consolidate its retail operations. Accordingly, the restructuring charge includes approximately $7,500 for write-off of unamortized trademark rights and expenses related to consolidating the Company's retail operations. Restructuring costs (net of income tax benefit) reduced net income by $7,100 ($.49 per share) in 1993.

          The Company recorded the impact of its decision to discontinue the manufacturing and sales of its Absorba line of infant's apparel in 1991. Restructuring costs of $5,600 represented provisions for facility closing and lease termination costs, severance pay, write-down of the related assets and estimated operating losses until closing. Restructuring costs (net of income tax benefit) reduced net income by $3,600 ($.25 per share) in 1991.

          During 1992, the Company reduced its estimate of the Absorba line restructuring costs by $2,800 due to the efficient and orderly wind down of operations and favorable settlement of lease obli-gations. This adjustment to restructuring costs (net of income taxes) increased 1992 net income by $1,800 ($.12 per share).


                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
              (Dollars in thousands, except share and per share amounts)


          Note 3.  Inventories

          A summary of inventories follows:

                                                     December 31,
                                                  1993       1992

          Finished goods                        $82,737    $71,290
          Work in process                         5,008      6,695
          Raw materials                          12,254     14,767

                                                $99,999    $92,752

          The replacement cost of inventory exceeds the above LIFO costs by $14,716 and $17,462 at December 31, 1993 and 1992, respectively.

          Note 4.  Property, plant and equipment

          A summary of property, plant and equipment follows:

                                                    December 31,
                                                  1993       1992

          Land and improvements                $  4,172   $  3,896
          Buildings                              37,640     38,107
          Leasehold improvements                  5,268      2,953
          Machinery and equipment                67,026     62,357
          Construction in progress                  291        537
                                                114,397    107,850
          Less:  accumulated depreciation
                    and amortization             42,642     35,538

          Property, plant and equipment, net   $ 71,755   $ 72,312

          Depreciation and amortization expense on property, plant and equipment for the years ended December 31, 1993, 1992, and 1991 amounted to approximately $8,425, $7,909, and $6,136, respectively.

          Note 5.  Short-term borrowings

          The Company has unsecured credit arrangements, negotiated annually, which provide for maximum borrowings and letters of credit totaling $60,000 at December 31, 1993 including $45,000 under commercial paper borrowing arrangements. Bank credit lines are maintained in full support of outstanding commercial paper. Interest under the lines is at or below the lenders' prime rate.

          There were no outstanding obligations against these credit arrangements at December 31, 1993 or 1992. Letters of credit of approximately $15,000 were outstanding at December 31, 1993, with $41,000 of the unused line of credit available for borrowing.


                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
              (Dollars in thousands, except share and per share amounts)

          Note 6.  Accrued liabilities

          A summary of accrued liabilities follows:

                                                  December 31,
                                                 1993      1992

          Compensation                         $ 4,701   $ 4,181
          Group health insurance                 1,700     1,900
          Worker's compensation                  8,600     5,705
          Income taxes                             640       753
          Restructuring costs                    8,186       422
          Other                                  5,978     3,282

                                               $29,805   $16,243

          Note 7.  Long-term debt

          The Company's long-term debt is summarized as follows:

                                                 December 31,
                                                1993      1992
          Obligations under industrial
            development revenue bonds:
            Fixed rate                        $   -     $    80
            Floating rate                         666     8,372
          Other mortgage notes and loans
          with interest at varying rates          627       737

          Total                                 1,293     9,189
          Less current maturities                 536     7,896

          Total long-term debt                 $  757    $1,293

          The industrial development revenue bonds are due in varying installments through 1995. The floating interest rates on the bonds range from 65% to approximately 80% of prime rate (prime rate was 6.0% at December 31, 1993).

          Annual total maturities of principal on long-term debt are as follows:

                   Year ending
                   December 31,
                       1994                             $  536
                       1995                                240
                       1996                                 42
                       1997                                 43
                       1998                                 45
                     Thereafter                            387
                                                         1,293

                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
              (Dollars in thousands, except share and per share amounts)

          Note 8.  Leases

          The Company leases certain property and equipment including retail sales facilities and regional sales offices under operating leases. Certain leases provide the Company with renewal options. Leases for retail sales facilities provide for minimum rentals plus contingent rentals based on sales volume.

          Minimum future rental payments under noncancellable operating leases are as follows:

                  Year ending
                  December 31,

                     1994                              $ 7,346
                     1995                                6,668
                     1996                                5,639
                     1997                                4,662
                     1998                                3,858
                  Thereafter                            13,587

                  Total minimum lease payments         $41,760

          Total rent expense charged to operations for all operating leases is as follows:

                                          Year Ended December 31,
                                        1993      1992       1991

          Minimum rentals              $7,718    $5,921    $4,873
          Contingent rentals              167       179       201
           Total rent expense          $7,885    $6,100    $5,074

          Note 9.  Income taxes

          Income tax expense (credit) is comprised of the following:

                                        Year Ended December 31,
                                        1993      1992      1991

          Current:
           Federal                    $ 8,571   $ 8,155   $15,370
           State and local              1,735     1,800     3,038

                                       10,306     9,955    18,408

          Deferred                     (5,537)      435    (2,832)

          Totals                      $ 4,769   $10,390   $15,576



                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
              (Dollars in thousands, except share and per share amounts)

          Note 9.  Income taxes (continued)

          The components of the Company's deferred tax asset and deferred tax liability include:

                                                          December 31,
                                                         1993      1992
                                                     [Assets (Liabilities)]
                  Current deferred taxes
                  Accounts receivable allowances       $ 1,272   $   844
                  Inventory valuation                    2,129     1,403
                  Accrued liabilities                    3,714     3,304
                  Restructuring costs                    3,204       160
                  Other                                    397       108

                  Total net current deferred tax assets$10,716   $ 5,819

                  Non-current deferred taxes
                  Depreciation                         $(8,266)  $(7,304)
                  Deferred employee benefits             4,419     3,496
                  Trademark                                807       128
                  Foreign losses                         1,807       979
                  Valuation allowance                   (1,807)     (979)
                  Total net long-term
                   deferred tax liabilities            $(3,040)  $(3,680)

          The sources of deferred income taxes for the year ended December 31, 1991 and the tax effect of each are as follows:

                  Depreciation                                    $1,047
                  Accounts receivable allowances                     (90)
                  Deferred employee benefits                        (498)
                  Inventory valuation                               (837)
                  Restructuring costs                             (2,000)
                  Other                                             (454)

                  Totals                                         $(2,832)


          For financial reporting purposes, income before income taxes and cumulative effect of accounting change includes the following components:
                                               Year Ended December 31,
                                               1993       1992    1991

                  Pretax income (loss):
                  United States               $11,704  $27,574   $41,272
                  Foreign                      (2,412)  (1,448)   (2,120)

                                              $ 9,292  $26,126   $39,152



                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
              (Dollars in thousands, except share and per share amounts)


          Note 9.  Income taxes (continued)

          A reconciliation of the federal statutory income tax rate to the effective tax rates reflected in the consolidated statements of income follows:

                                                 Year Ended December 31,
                                                 1993     1992      1991

            Federal statutory tax rate           35.0%    34.0%     34.0%
            Differences resulting from:
              State and local income taxes, net
              of federal income tax benefit       4.1      4.2       4.1
              Foreign losses with no tax benefit  9.1      1.9       1.8
              Other                               3.1      (.3)      (.1)

                                                 51.3%    39.8%     39.8%


          Note 10. Retirement plans

          The Company has defined contribution and defined benefit pension plans covering substantially all employees. Charges to operations by the Company for these pension plans totaled $4,621, $4,477, and $4,615 for 1993, 1992 and 1991, respectively.

          Defined benefit pension plans - The Company sponsors several qualified defined benefit pension plans covering certain hourly and salaried employees. In addition, the Company maintains a supplemental unfunded salaried pension plan to provide those benefits otherwise due employees under the salaried plan's benefit formulas, but which are in excess of benefits permitted by the Internal Revenue Service.

          The benefits provided are based primarily on years of service and average compensation. The pension plans' assets are comprised primarily of listed securities, bonds, treasury securities, commingled equity and fixed income investment funds and cash equipvalents. Plan assets included 7,000 and 10,000 shares of Oshkosh B'Gosh, Inc. Class A common stock at December 31, 1993 and 1992, respectively, and 5,000 shares of Oshkosh B'Gosh, Inc.

          Class B common stock in both years, with a total market value of approximately $236 and $307 at December 31, 1993 and 1992, respectively.

          The Company's funding policy for qualified plans is to contribute amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements consistent with the funding requirements of federal laws and regulations.


                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
              (Dollars in thousands, except share and per share amounts)


          Note 10. Retirement Plans (continued)

          The actuarial computations utilized the following assumptions.

                                                       December 31,
                                                 1993    1992      1991

                  Discount rate                   7.0% 7.0-7.5%  6.5-7.0%
                  Expected long-term rate
                   of return on assets            7.0% 7.5-8.0%  7.0-7.5%
                  Rates of increase in
                   compensation levels          0-4.5%   0-5.5%    0-6.0%

          Net periodic pension cost was comprised of:

                                                      December 31,
                                                1993     1992      1991

                  Service cost - benefits
                   earned during the period    $2,318   $2,309    $2,077
                  Interest cost on projected
                   benefit obligations          1,808    1,601     1,409
                  Actual return on plan assets (1,708)  (1,037)   (2,351)
                  Net amortization and deferral 1,259      636     2,213
                  Net periodic pension cost    $3,677   $3,509    $3,348


                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
              (Dollars in thousands, except share and per share amounts)

          Note 10. Retirement plans (continued)

          The following table sets forth the funded status of the Company's defined benefit plans and the amount recognized in the Company's consolidated balance sheets. The funded status of plans with assets exceeding the accumulated benefit obligation (ABO) is segregated by column from that of plans with the ABO exceeding assets.
                                                    December 31,
                                                1993             1992
                                            Assets    ABO   Assets   ABO
                                            Exceed Exceeds  ExceedExceeds
                                              ABO  Assets     ABO  Assets
          Actuarial present value of
            benefit obligations:
            Vested benefits                $ 9,051 $ 6,308 $ 6,423$ 5,118
            Nonvested benefits               1,604     449   1,119    449

          Total accumulated benefit
            obligation                     $10,655 $ 6,757 $ 7,542$ 5,567

          Projected benefit obligation     $22,299 $ 6,835 $18,026$ 6,076
          Plan net assets at fair value     12,070   2,777  10,363  2,456

          Projected benefit obligation in
            excess of plan net assets      (10,229) (4,058) (7,663)(3,620)
          Unamortized transition (asset)
            obligation                      (1,535)    (23) (1,689)   175
          Unrecognized prior service
            cost                             2,821   2,867   3,055  2,589
          Unrecognized net (gain) loss       3,546    (592)  2,950   (539)
            Adjustment to recognize
              minimum liability               -     (2,200)   -    (1,716)

          Accrued pension liability
             at December 31                $(5,397)$(4,006)$(3,347)$(3,111)

          Defined contribution plan - The Company maintains a defined contribution retirement plan covering certain salaried employees. Annual contributions are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for contributions under this plan totaled $565, $658 and $853 for 1993, 1992 and 1991, respectively.

          The Company also has a supplemental retirement program for designated employees. Annual provisions to this unfunded plan are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for additions to this plan totaled $379, $310 and $414 for 1993, 1992 and 1991, respectively.

          Deferred employee benefit plans - The Company has deferred compensation and supplemental retirement arrangements with certain key officers.


                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
              (Dollars in thousands, except share and per share amounts)

          Note 10. Retirement plans (continued)

          Postretirement health and life insurance plan - The Company sponsors an unfunded defined benefit postretirement health insurance plan that covers eligible salaried employees. Life insurance benefits are provided under the plan to qualifying retired employees. The postretirement health insurance plan is offered, on a shared cost basis, only to employees electing early retirement. This coverage ceases when the employee reaches age 65 and becomes eligible for Medicare. Retiree contributions are adjusted periodically.

          In 1992, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." In applying this pronouncement, the Company elected to immediately recognize the accumulated postretirement benefit obligation as of the beginning of 1992 of approximately $1 million in the first quarter of 1992 as a change in accounting principle. The charge, net of an income tax benefit of $400, was $601 or $.04 per share.

          The following table sets forth the funded status of the plan and the postretirement benefit cost recognized in the Company's consolidated balance sheets:
                                                           December 31,
                                                          1993      1992
          Accumulated postretirement benefit obligation:
            Retirees                                     $  119    $  140
            Fully eligible active plan participants         216       231
            Other active plan participants                  670       795
                                                          1,005     1,166
          Plan assets                                        -         -
          Unrecognized net gain                             281      -

          Accrued postretirement benefit cost            $1,286    $1,166

          Net periodic postretirement benefit cost was comprised of:
                                                             Year Ended
                                                             December 31,
                                                           1993      1992
          Service cost - benefits attributed to employee
            service during the year                        $ 98      $119
          Interest cost on accumulated postretirement
            benefit obligation                               61        75
          Net amortization and deferral                     (18)       -

          Net periodic postretirement benefit cost         $141      $194

          The discount rate used in determining the accumulated postretirement benefit obligation was 7.0% in 1993 and 7.5% in 1992. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 15%, declining gradually to 6% by 2012 and then declining further to an ultimate rate of 4% by 2022.

                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
              (Dollars in thousands, except share and per share amounts)

          Note 10.   Retirement Plans (continued)

          The health care cost trend rate assumption has a significant impact on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation at December 31, 1993 by approximately $121 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 by approximately $26. The charge for retiree health care benefits prior to the adoption of SFAS No. 106 was immaterial.

          Note 11.   Common stock

          In May, 1993 shareholders of the Company approved a stock conversion plan whereby shares of Class B common stock may be converted to an equal number of Class A common shares.

          The Company's common stock authorization provides that dividends be paid on both the Class A and Class B common stock at any time that dividends are paid on either. Whenever dividends (other than dividends of Company stock) are paid on the common stock, each share of Class A common stock is entitled to receive 115% of the dividend paid on each share of Class B common stock.

          The Class A common stock shareholders are entitled to receive a liquidation preference of $7.50 per share before any payment or distribution to holders of the Class B common stock.
          Thereafter, holders of the Class B common stock are entitled to receive $7.50 per share before any further payment or distribution to holders of the Class A common stock. Thereafter, holders of the Class A common stock and Class B common stock share on a pro-rata basis in all payments or distributions upon liquidation, dissolution or winding up of the Company.

          Note 12.   Business and credit concentrations

          The Company provides credit, in the normal course of business, to department and specialty stores. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

          The Company's customers are not concentrated in any specific geographic region. Sales to a customer, as a percentage of total sales, amounted to approximately 10% in 1993. In 1992, sales to two customers, as a percentage of total sales, amounted to approximately 12% each. In 1991, sales to a single customer, as a percentage of total sales, amounted to approximately 12%.



          ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  None


                                      PART III.

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is incorporated by reference to the definitive Proxy Statement of Oshkosh B'Gosh, Inc. for its annual meeting to be held on May 6, 1994.


          ITEM 11. EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the definitive Proxy Statement of Oshkosh B'Gosh, Inc. for its annual meeting to be held on May 6, 1994.


          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by this item is incorporated by reference to the definitive Proxy Statement of Oshkosh B'Gosh, Inc. for its annual meeting to be held on May 6, 1994.


          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the definitive Proxy Statement of Oshkosh B'Gosh, Inc. for its annual meeting to be held on May 6, 1994.



                                       PART IV


          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

          (a)  (1) Financial Statements

                  Financial statements for Oshkosh B'Gosh, Inc. listed in the Index to Financial Statements and Supplementary Data on page 14 are filed as part of this Annual Report.

               (2) Financial Statement Schedules


                  Schedule V - Property, Plant and Equipment            F-1

                  Schedule VI - Accumulated Depreciation and Amortization
                  of Property, Plant and Equipment                      F-2

                  Schedule VIII - Valuation and Qualifying Accounts     F-3

                  Schedule IX - Short-Term Borrowings                   F-4

                  Schedule X - Supplementary Income Statement InformationF-5


               Schedules and notes not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

               (3) Index to Exhibits

          (b)  Reports on Form 8-K

               The registrant filed a Form 8-K, Item 4 Change of
               Independent Auditors, on December 13, 1993.

   3)     Exhibits

          3.1 Certificate of Incorporation of Oshkosh B'Gosh, Inc., as restated, October 20, 1988, previously filed as Exhibit
                 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File Number 0-13365, is incorporated herein by reference.

          3.2 By-laws of Oshkosh B'Gosh, Inc., as adopted through May 1, 1992, previously filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 0-13365, is incorporated herein by reference.

          *10.1 Employment Agreement dated July 7, 1980, between Oshkosh B'Gosh, Inc. and Charles F. Hyde as extended by "Request For Later Retirement" dated April 15, 1986 and accepted by Board of Directors' resolution on May 2, 1986, previously filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Commission File Number 0-13365, is incorporated herein by reference.

          *10.2 Employment Agreement dated July 7, 1980, between Oshkosh B'Gosh, Inc. and Thomas R. Wyman, previously filed as
                 Exhibit 10.2 to the Registrant's Registration Statement No. 2-96586 on Form S-1, is incorporated herein by reference.

          *10.3 Oshkosh B'Gosh, Inc. Pension Plan as amended, previously filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 0-13365, is incorporated herein by reference.

          *10.4 Oshkosh B'Gosh, Inc. Profit Sharing Plan, as amended on August 5, 1985, previously filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File Number 0-13365, is incorporated herein by reference.

          *10.5 Oshkosh B'Gosh, Inc. Restated Excess Benefit Plan as amended, previously filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 0-13365, is incorporated herein by reference.

          *10.6 Oshkosh B'Gosh, Inc. Executive Deferred Compensation Plan as amended, previously filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 0-13365, is incorporated herein by reference.



          *Represents a plan that covers compensation, benefits and/or related arrangements for executive management.


          *10.7  Oshkosh B'Gosh, Inc. Officers Medical and Dental
                 Reimbursement Plan, previously filed as Exhibit 10.7 to the Registrant's Registration Statement No. 2-96586 on Form S-1, is incorporated herein by reference.

          10.8 Loan Agreement between Oshkosh B'Gosh, Inc. and the Industrial Development Board of the Town of Dover, Tennessee, dated as of May 1, 1984 (Series 1984A), previously filed as Exhibit 10.8 to the Registrant's Registration Statement No. 2-96586 on Form S-1, is incorporated herein by reference.

          10.9 Loan Agreement between Oshkosh B'Gosh, Inc. and the Industrial Development Board of the Town of Dover, Tennessee, dated as of May 1, 1984 (Series 1984B), previously filed as Exhibit 10.9 to the Registrant's Registration Statement No. 2-96586 on Form S-1, is incorporated herein by reference.

          10.10 Loan Agreement between Oshkosh B'Gosh, Inc. and the Industrial Development Board of Clay County, Tennessee, dated as of December 1, 1983 (Series 1983A), previously filed as Exhibit 10.10 to the Registrant's Registration Statement No. 2-96586 on Form S-1, is incorporated herein by reference.

          10.11 Loan Agreement between Oshkosh B'Gosh, Inc. and the Industrial Development Board of Clay County, Tennessee, dated as of December 1, 1983 (Series 1983B), previously filed as Exhibit 10.11 to the Registrant's Registration Statement No. 2-96586 on Form S-1, is incorporated herein by reference.

          10.12 Loan Agreement between Oshkosh B'Gosh, Inc. and City of Oshkosh, Wisconsin, dated as of November 1, 1983, previously filed as Exhibit 10.12 to the Registrant's Registration Statement No. 2-96586 on Form S-1, is incorporated herein by reference.

          10.13 Lease Agreement between Oshkosh B'Gosh, Inc. and City of Oshkosh, Wisconsin, dated as of March 1, 1975, previously filed as Exhibit 10.13 to the Registrant's Registration Statement No. 2-96586 on Form S-1, is incorporated herein by reference.

          10.14 Acknowledgement and Guaranty Agreement between City of Liberty, Casey County, Kentucky and Oshkosh B'Gosh, Inc., dated October 4, 1984, and related Contract of Lease and Rent dated as of November 26, 1968, previously filed as
                 Exhibit 10.14 to the Registrant's Registration Statement No. 2-96586 on Form S-1, is incorporated herein by reference.

          *Represents a plan that covers compensation, benefits and/or related arrangements for executive management.

          10.15 Loan Agreement between Oshkosh B'Gosh, Inc. and City of Oshkosh, Wisconsin, dated as of October 1, 1985, previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File Number 0-13365, is incorporated herein by reference.

          10.16 Indemnity Agreement between Oshkosh B'Gosh, Inc. and William P. Jacobsen (Vice President and Treasurer of Oshkosh B'Gosh, Inc.) dated as of June 8, 1987, previously filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File Number 0-13365, is incorporated herein by reference. (Note: Identical agreements have been entered into by the Company with each of the following officers: Charles F. Hyde, Thomas
                 R. Wyman, John F. Beckman, Anthony S. Giordano, Douglas
                 W. Hyde, Michael D. Wachtel, and Kenneth H. Masters).

          *10.17 Employment agreement dated December 14, 1989 and effective February 1, 1990, between Oshkosh B'Gosh, Inc. and Harry M. Krogh, previously filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File Number 0-13365, is incorporated herein by reference.

          *10.18 Oshkosh B'Gosh, Inc. Executive Non-Qualified Profit
                 Sharing Plan effective as of January 1, 1989, previously filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 0-13365, is incorporated herein by reference.

          10.19 Loan Agreement between Oshkosh B'Gosh, Inc. and the Industrial Development Board of Clay County, Tennessee, dated as of February 1, 1992.


          *Represents a plan that covers compensation, benefits and/or related arrangements for executive management.

          21 The following is a list of the subsidiaries of the Company as of December 31, 1993. The consolidated financial statements reflect the operations of all subsidiaries as they existed on December 31, 1993.

                                                       State or Other
                                                       Jurisdiction of
                 Name of                               Incorporation or
                 Subsidiary                            Organization

                 Term Co. (formerly Absorba, Inc.)          Delaware
                 Essex Outfitters, Inc.                     Delaware
                 Grove Industries, Inc.                     Delaware

                 Manufacturera International Apparel, S.A.  Honduras

                 Oshkosh B'Gosh Europe, S.A.                France

                 Oshkosh B'Gosh International Sales, Inc.   Virgin Islands

                 Oshkosh B'Gosh Asia/Pacific Ltd.           Hong Kong

                 Oshkosh B'Gosh U.K. Ltd.                   United Kingdom

                 Oshkosh B'Gosh Deutschland GmbH            Germany



          OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

          Schedule V

          Property, Plant and Equipment
          Years Ended December 31, 1993, 1992 and 1991
          (Dollars in Thousands)
                                  Balance at                       Balance
                                   Beginning Additions             at End
          Classification           of Year   at Cost   Retirements of Year

          Year Ended December 31, 1993:
            Construction
             in Progress          $     537  $   (246)  $   -    $     291
            Land                      1,647       287        59      1,875
            Land Improvements         2,249        70        22      2,297
            Buildings                38,107       555     1,022     37,640
            Machinery and Equipment  62,357     5,909     1,240     67,026
            Leasehold Improvements    2,953     2,415       100      5,268

          Total                    $107,850   $ 8,990   $ 2,443   $114,397

          Year Ended December 31, 1992:
            Construction
             in Progress            $ 7,380   $(6,843)  $   -     $    537
            Land                      1,264       383       -        1,647
            Land Improvements         1,981       268       -        2,249
            Buildings                30,122     8,005        20     38,107
            Machinery and Equipment  55,096    11,163     3,902     62,357
            Leasehold Improvements    1,805     1,431       283      2,953

          Total                     $97,648   $14,407   $ 4,205   $107,850

          Year Ended December 31, 1991:
            Construction
             in Progress            $ 3,917   $ 3,463   $   -     $  7,380
            Land                      1,264      -          -        1,264
            Land Improvements         1,849       132       -        1,981
            Buildings                26,409     3,713       -       30,122
            Machinery and Equipment  43,802    11,995       701     55,096
            Leasehold Improvements    1,533       272       -        1,805

          Total                     $78,774   $19,575   $   701    $97,648

          Depreciation and Amortization

          Depreciation and amortization for financial reporting purposes is calculated using straight-line methods based on the following useful lives:

                                              Years

              Land Improvements              10 to 15
              Buildings                      10 to 40
              Equipment                       5 to 10
              Leasehold Improvements          5 to 10



          OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

          Schedule VI

          Accumulated Depreciation and Amortization of Property, Plant and Equipment
          Years Ended December 31, 1993, 1992 and 1991
          (Dollars in Thousands)

                                            Additions
                                  Balance atCharged to            Balance
                                   BeginningCosts and             at End
          Classification           of Year   Expenses Retirements of Year

          Year Ended December 31, 1993:
            Land Improvements      $    877    $  211   $     3   $ 1,085
            Buildings                 7,577     1,520       267     8,830
            Machinery and Equipment  26,070     6,208       879    31,399
            Leasehold Improvements    1,014       486       172     1,328

          Total                     $35,538    $8,425*   $1,321   $42,642

          Year Ended December 31, 1992:
            Land Improvements      $    674    $  203   $   -    $    877
            Buildings                 6,101     1,480         4     7,577
            Machinery and Equipment  21,567     5,994     1,491    26,070
            Leasehold Improvements      914       232       132     1,014

          Total                     $29,256    $7,909*   $1,627   $35,538

          Year Ended December 31, 1991:
            Land Improvements       $   497    $  177  $    -     $   674
            Buildings                 5,135       966       -       6,101
            Machinery and Equipment  17,237     4,783       453    21,567
            Leasehold Improvements      704       210       -         914

          Total                     $23,573    $6,136*   $  453   $29,256


          * Excludes amortization of other assets of $808 in 1993, $466 in 1992, and $432 in 1991.


          OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

          Schedule VIII

          Valuation and Qualifying Accounts
          (Dollars in Thousands)

                                                Years Ended December 31,
                                                1993      1992      1991

          Accounts Receivable - Allowances:
            Balance at Beginning of Period     $2,265    $2,335    $2,075
            Charged to Costs and Expenses       5,979     4,500     4,513
            Deductions - Bad Debts Written off,
              Net of Recoveries and Other
              Allowances                       (4,934)   (4,570)   (4,253)

            Balance at End of Period           $3,310    $2,265    $2,335


                                                Years Ended December 31,
                                                1993      1992       1991
          Restructuring Costs - Allowances:
            Balance at Beginning of Period   $    422   $ 5,600  $    -
            Charged to Cost and Expenses       10,836    (2,800)    5,600
            Actual Restructuring Costs Incurred(3,072)   (2,378)      -

            Balance at End of Period          $ 8,186   $   422    $5,600


          OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

          Schedule IX

          Short-Term Borrowings
          Years Ended December 31, 1993, 1992 and 1991
          (Dollars in Thousands)

                                                                Weighted
                                            Maximum   Average   Average
                                 Weighted   Amount     Amount   Interest
          Category of  Balance   Average  OutstandingOutstanding  Rate
          Aggregate    at End    Interest   During     During    During
          Borrowings   of Year    Rate    the Period   the Year  the Year

          Notes Payable
           to Banks:

              1993     $   -0-      -0-%    $   798  $      2     3.60%

              1992     $   -0-      -0-%    $ 4,990   $   602     6.39%

              1991     $   -0-      -0-%    $ 5,945   $ 1,047     8.94%


          Commercial
            Paper:

              1993      $  -0-      -0-%    $23,223   $ 4,269     3.59%

              1992      $  -0-      -0-%    $17,231   $ 2,237     4.29%

              1991      $  -0-      -0-%    $25,854   $ 7,048     6.77%


          Notes payable to banks represent short-term borrowings payable under credit arrangements with lending banks. Borrowings are arranged on an as needed basis at various terms.

          The average amount outstanding during the year represents the average daily principal balances outstanding during the year.

          The weighted average interest rates were computed by dividing the actual interest incurred on short-term borrowings by the average short-term borrowings.


          OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

          Schedule X

          Supplementary Income Statement Information
          Years Ended December 31, 1993, 1992 and 1991
          (Dollars in Thousands)


                                                1993      1992      1991

          Advertising                         $11,209   $10,180    $8,917

          Maintenance and Repairs                       $ 4,609    $4,277

          Amounts for taxes other than payroll and income taxes, royalties and amortization of intangible assets for the years ended December 31, 1993, 1992 and 1991 and maintenance and repairs for the year ended December 31, 1993 are not presented as each such amount does not exceed 1% of net sales as shown in the related statements of income.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH B'GOSH, INC.

BY:      DOUGLAS W. HYDE
         President and Chief Executive Officer

BY:      DAVID L. OMACHINSKI
         Vice President, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, tis report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CHARLES F. HYDE              Chairman of the Board                   3/31/94

STEVEN R. DUBACK	            Secretary and Director                  3/29/94

DOUGLAS W. HYDE              President, Chief Executive Officer      3/28/94
                             and Director

WILLIAM P. JACOBSEN          Senior Vice President and Director      3/30/94

MICHAEL D. WACHTEL           Executive Vice President, Chief         3/27/94
                             Operating Officer and Director