Form 10-Q
period 1994-03-31
OSHKOSH B GOSH INC
filed 1994-05-16
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                            FORM 10-Q

      (Mark One)

      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended March 31, 1994

                                               OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                to

                                 Commission File Number 0-13365

                                      OSHKOSH B'GOSH, INC.

                       (Exact name of registrant as specified in charter)

 Delaware                                                   39-0519915
State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

112 Otter Avenue   Oshkosh, Wisconsin                                 54901
(Address of principal executive offices)                            (Zip code)

                                          (414)231-8800
                                 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

                  Yes  X                                    No

As of March 31, 1994, there were outstanding 13,294,752 shares of Class A Common Stock and 1,291,048 shares of Class B Common Stock.



                                            FORM 10-Q

                              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                              INDEX

                                                                          Page

PART I.     Financial Information




Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets -
            March 31, 1994 and December 31, 1993                             3

            Unaudited Condensed Consolidated Statements
            of Income - Three Months Ended March 31, 1994
            and 1993                                                         4

            Unaudited Condensed Consolidated Statements
            of Cash Flow - Three Months Ended March 31, 1994
            and 1993                                                         5

            Notes to Condensed Consolidated
            Financial Statements                                             6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    7



Part II.    Other Information                                                9



Signatures                                                                   9








                              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                               Condensed Consolidated Balance Sheets
                                       (Dollars in thousands)
                                                    March 31,      December 31,
                                                      1994              1993
                                                   (Unaudited)            *
ASSETS
Current assets
  Cash and cash equivalents                         $ 16,213          $ 17,853
  Accounts receivable                                 35,812            19,477
  Inventories                                         94,204            99,999
  Prepaid expenses and other current assets            2,585             3,810
  Deferred income taxes                               11,458            10,716
Total current assets                                 160,272           151,855

Property, plant and equipment                        114,432           114,397
  Less accumulated depreciation and
       amortization                                   43,962            42,642
Net property, plant and equipment                     70,470            71,755

Other assets                                           5,815             5,521

Total assets                                        $236,557          $229,131

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowing                              $  6,500         $     --
  Current maturities of long-term debt                   505               536
  Accounts payable                                     6,143             9,720
  Accrued expenses                                    33,960            29,805
Total current liabilities                             47,108            40,061

Long-term debt                                           754               757

Other liabilities                                     17,186            16,315

Shareholders' equity
  Preferred stock                                        --                --
  Common stock:
    Class A                                              133               133
    Class B                                               13                13
  Additional paid-in capital                           2,971             2,971
  Retained earnings                                  168,599           169,182
  Cumulative foreign currency translation adjustments   (207)             (301)
Total shareholders' equity                           171,509           171,998

Total liabilities and shareholders' equity          $236,557          $229,131

* Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

                               OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                            Condensed Consolidated Statements of Income
                              (In thousands, except per share amounts)
                                            (Unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                      1994              1993

Net sales                                          $  87,394         $  93,234
Cost of products sold                                 64,987            67,539

Gross profit                                          22,407            25,695

Selling, general and
  administrative expenses                             21,983            19,904

Operating income                                         424             5,791

Other income (expense):
  Interest expense                                      (158)             (108)
  Interest income                                        235               237
  Royalty income                                         919               630
  Other                                                  150                32

Net other income (expense)                             1,146               791

Income before taxes                                    1,570             6,582

Income taxes                                             675             2,645

Net income                                          $    895          $  3,937


Average number of shares outstanding                  14,586            14,586


Net income per common share                         $    .06          $    .27

Cash dividends per common share
  Class A                                            $ .1025           $ .1025
  Class B                                           $    .09          $    .09



See notes to condensed consolidated financial statements.



                               OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                           Condensed Consolidated Statements of Cash Flow
                                       (Dollars in thousands)
                                            (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      1994                1993

Cash flows from operating activities
  Net income for the period                         $    895         $   3,937
  Items in income not affecting cash                   2,490             1,362
  Changes in current assets                           (9,315)          (10,872)
  Changes in current liabilities                         578             3,879

Net cash used in operating activities                 (5,352)           (1,694)


Cash flows from investing activities
  Property, plant and equipment additions             (1,876)           (2,032)
  Other                                                 (376)             (117)
  Proceeds from disposal of assets                       976                99

Net cash used in investing activities                 (1,276)           (2,050)


Cash flows from financing activities
  Net increase in short-term borrowings                6,500              --
  Payments of long-term debt                             (34)           (7,042)
  Cash dividends paid                                 (1,478)           (1,472)

Net cash provided by (used in) financing activities    4,988            (8,514)


Net decrease in cash and cash equivalents            $(1,640)         $(12,258)





See notes to condensed consolidated financial statements.











                               OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                        Notes to Condensed Consolidated Financial Statements
                                            (Unaudited)


Note 1.  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993, the results of operations for the three-month periods ended March 31, 1994 and 1993 and cash flows for the three-month periods ended March 31, 1993.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Annual Report.






Note 2.  Inventories

A summary of inventories follows:

                                                   March 31,      December 31,
                                                     1994              1993
                                                      (Dollars in thousands)

Finished goods                                       $75,027           $82,737
Work in process                                        5,787             5,008
Raw materials                                         13,390            12,254

Total                                                $94,204           $99,999

The replacement cost of inventory exceeds the above LIFO costs by $15,066 and $14,716 at March 31, 1994 and December 31, 1993, respectively.





                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Consolidated net sales for the three months ended March 31, 1994 were $87.4 million, a 6.2% decrease from consolidated net sales of $93.2 million for the first quarter of 1993. The Company's domestic wholesale business of approximately $64.8 million for the first quarter of 1994 was 16.5% less than 1993 first quarter sales, due primarily to a decline in unit shipments of approximately 14.5% in 1994 from 1993. The decrease in domestic wholesale unit shipments related primarily to the effects of the competitive environment in the children's wear business with decreased wholesale sales of both fashion and basic product offerings. The Company currently anticipates its domestic wholesale unit shipments for the remainder of 1994 will be down slightly in comparison with unit shipments for the same time period in 1993.

Company retail sales at its Oshkosh B'Gosh branded outlet stores and its wholly-owned subsidiary Essex Outfitters Trader Kids stores were approximately $14.3 million for the first quarter of 1994, a 60.7% increase over 1993 first quarter retail sales of approximately $8.9 million. Retail sales increases resulted primarily from the opening of additional retail stores during 1993 and early 1994 as well as moderate comparable store sales increases. The Company anticipates continued expansion in its retail business during 1994 and is currently on target with its planned opening of an additional 35 to 45 retail stores in all of 1994. The Company anticipates that increased retail sales through the balance of 1994 will offset the reduction in the domestic wholesale business.

Gross margin as a percent of sales was 25.6% in the first quarter of 1994, compared with 27.6% in the first quarter of 1993. The Company's gross margin during 1994 was adversely affected by poor weather conditions during the months of January and February which were disruptive to production schedules, less than fully efficient operations and the impact of slightly lower wholesale pricing in a highly competitive environment. The Company currently anticipates improvement in its gross margins in the second half of 1994.

Selling, general and administrative expenses for the first quarter of 1994 increased $2.1 million over the first quarter, 1993 selling, general and administrative expenses. The primary reason for increasing selling, general and administrative expenses is the Company's increasing focus on its retail business. In addition, the Company's catalog division, initiated in the second half of 1993, added approximately $.6 million to its selling, general and administrative expense. The first quarter, 1994 selling, general and administrative expense also includes approximately $.3 million of costs associated with the Company's proposed acquisition of Rio Sportswear, Inc. and affiliated companies ("Rio"). Negotiations with Rio terminated in March, 1994.

Net other income for the first quarter of 1994 was $1.1 million, compared to $.8 million in the first quarter of 1993. This increase resulted primarily from increasing royalty income, net of expenses, which is primarily the result of additional license agreements entered into during 1993. The Company's effective tax rate was 43.0% for the quarter and 41.3% for the comparable period in 1992.


Financial Condition and Liquidity

The Company's financial condition remains strong. Net working capital at March 31, 1994 was $113.2 million, as compared to $111.8 million at the end of 1993 and $114.4 million at March 31, 1993. The Company's current ratio was 3.4 to 1 at March 31, 1994, compared to 3.8 to 1 at the end of 1993 and 4.6 to 1 at March 31, 1993.

Inventories at March 31, 1994 were $94.2 million, up $4.3 million from March 31, 1993. This increase in inventories relates primarily to the Company's expanding retail business.

At March 31, 1994, the Company had short-term borrowings outstanding of $6.5 million, as compared with no outstanding short-term indebtedness at March 31, 1993.

The Company's long-term debt as a percentage of total capitalization (long-term debt plus shareholders' equity) was 0.4% and 0.7% at March 31, 1994 and 1993, respectively.
















                                    PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  None


            (b)   Reports on Form 8-K

                  None






                                    SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


                                OSHKOSH B'GOSH, INC.




Date:  5/10/94                /S/DOUGLAS W. HYDE
                              Chairman of the Board, President,
                              Chief Executive Officer and Director



Date:  5/10/94                /S/DAVID L. OMACHINSKI
                              Vice President-Finance,
                              Chief Financial Officer and Treasurer