Form 10-Q
period 1994-06-30
OSHKOSH B GOSH INC
filed 1994-08-08
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C. 20549

                                                FORM 10-Q

         (Mark One)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended June 30, 1994

                                                    OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                to

                                      Commission File Number 0-13365

                                           OSHKOSH B'GOSH, INC.

                            (Exact name of registrant as specified in charter)

        Delaware                                        39-0519915
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

112 Otter Avenue   Oshkosh, Wisconsin                            54901
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

                     Yes  X                                    No

As of June 30, 1994, there were outstanding 12,649,752 shares of Class A Common Stock and 1,291,048 shares of Class B Common Stock.



                                    FORM 10-Q

                      OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                         Page

PART I.     Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets -
            June 30, 1994 and December 31, 1993                          3

            Unaudited Condensed Consolidated Statements
            of Income - Three Months and Six Months
            Ended June 30, 1994 and 1993                                 4

            Unaudited Condensed Consolidated Statements
            of Cash Flow - Six Months Ended June 30, 1994
            and 1993                                                     5

            Notes to Condensed Consolidated
            Financial Statements                                         6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                7



Part II.    Other Information                                            9



Signatures                                                               9








                                    OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                                    Condensed Consolidated Balance Sheets
                                           (Dollars in thousands)

                                                June 30,          December 31,
                                                  1994                 1993
                                               (Unaudited)              *
ASSETS
Current assets
Cash and cash equivalents                         $  5,428          $ 17,853
Accounts receivable                                 34,588            19,477
Inventories                                        113,715            99,999
Prepaid expenses and other current assets            2,298             3,810
Deferred income taxes                               10,430            10,716
Total current assets                               166,459           151,855

Property, plant and equipment                      116,959           114,397
Less accumulated depreciation and
     amortization                                   45,890            42,642
Net property, plant and equipment                   71,069            71,755

Other assets                                         6,014             5,521

Total assets                                      $243,542          $229,131

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings                             $ 26,638        $      --
Current maturities of long-term debt                   239               536
Accounts payable                                     5,541             9,720
Accrued expenses                                    31,815            29,805
Total current liabilities                           64,233            40,061

Long-term debt                                         751               757

Other liabilities                                   17,599            16,315

Shareholders' equity
Preferred stock                                       --                --
Common stock:
  Class A                                              126               133
  Class B                                               13                13
Additional paid-in capital                             --              2,971
Retained earnings                                  160,708           169,182
Cumulative foreign currency translation adjustments    112              (301)
Total shareholders' equity                         160,959           171,998

Total liabilities and shareholders' equity        $243,542          $229,131

* Condensed from audited financial statements.


                                 OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                              Condensed Consolidated Statements of Income
                               (In thousands, except per share amounts)
                                              (Unaudited)

                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                       1994             1993        1994      1993

Net sales                           $  66,158      $  63,306      $153,552  $156,540
Cost of products sold                  46,720         45,375       111,707   112,914
Gross profit                           19,438         17,931        41,845    43,626

Selling, general and
  administrative expenses              20,862         16,541        42,845    36,445
Operating income (loss)                (1,424)         1,390        (1,000)    7,181

Other income (expense):
  Interest expense                       (167)          (125)         (325)     (233)
  Interest income                         233            240           468       477
  Royalty income                          185          1,084         1,104     1,714
  Other                                  (129)          (113)           21       (81)
Net other income (expense)                122          1,086         1,268     1,877

Income (loss) before taxes             (1,302)         2,476           268     9,058
Income taxes                             (560)         1,129           115     3,774

Net income (loss)                    $   (742)      $  1,347       $   153  $  5,284


Average number of shares outstanding   14,547         14,586        14,566    14,586

Net income (loss) per common share   $   (.05)     $     .09      $    .01  $    .36

Cash dividends per common share
  Class A                             $ .1025        $ .1025      $   .205  $   .205
  Class B                            $    .09       $    .09      $    .18  $    .18



See notes to condensed consolidated financial statements.




                                 OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                            Condensed Consolidated Statements of Cash Flow
                                        (Dollars in thousands)
                                              (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                      1994           1993

Cash flows from operating activities
  Net income for the period                        $     153     $   5,284
  Items in income not affecting cash                   7,396         5,574
  Changes in current assets                          (27,315)      (35,726)
  Changes in current liabilities                      (2,169)         (813)

Net cash used in operating activities                (21,935)      (25,681)


Cash flows from investing activities
  Property, plant and equipment additions             (5,979)       (4,435)
  Other                                                 (360)          (32)
  Proceeds from disposal of assets                     1,119           137

Net cash used in investing activities                 (5,220)       (4,330)


Cash flows from financing activities
  Net increase in short-term borrowings               26,638        19,323
  Payments of long-term debt                            (303)       (7,321)
  Cash dividends paid                                 (2,958)       (2,945)
  Repurchase of common stock                          (8,647)          --


Net cash provided by financing activities             14,730         9,057


Net decrease in cash and cash equivalents           $(12,425)     $(20,954)


See notes to condensed consolidated financial statements.






                               OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                         Notes to Condensed Consolidated Financial Statements
                                              (Unaudited)


Note 1.  Basis of Presentation

The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of June 30, 1994, the results of operations for the three-month and six-month periods ended June 30, 1994 and 1993 and cash flows for the six-month periods ended June 30, 1994 and 1993.

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



Note 2.  Inventories

A summary of inventories follows:

                                           June 30,           December 31,
                                             1994                   1993
                                               (Dollars in thousands)

Finished goods                              $93,581                $82,737
Work in process                               5,275                  5,008
Raw materials                                14,859                 12,254

Total                                      $113,715                $99,999

The replacement cost of inventory exceeds the above LIFO costs by $15,289 and $14,716 at June 30, 1994 and December 31, 1993, respectively.




                                MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three months ended June 30, 1994 were $66.2 million, an increase of approximately $2.9 million (4.5%) over the $63.3 million in sales for the same period in 1993. Net sales for the six months ended June 30, 1994 were $153.6 million, a decrease of approximately $2.9 million (1.9%) over the same six month period in 1993. The Company's domestic wholesale business of approximately $44.7 million for the second quarter of 1994 was approximately 7.5% less than 1993 second quarter domestic wholesale sales. For the six month period ended June 30, 1994, sales of domestic wholesale products were $109.5 million, a 13% decrease from the comparable period sales in 1993. The Company's 1994 second quarter and year to date unit shipments were down 3.5% and 10.5%, respectively, with comparable periods in 1993. The decrease in domestic wholesale unit shipments related primarily to the effects of the competitive environment in the children's wear business with decreased wholesale sales of both fashion and basic product offerings. The Company currently anticipates its domestic wholesale unit shipments for the remainder of 1994 will be down slightly in comparison with unit shipments for the same time period in 1993.

Company retail sales at its Oshkosh B'Gosh branded outlet stores and Genuine Kids stores were approximately $16.6 million for the second quarter of 1994, a 39.5% increase over 1994 second quarter retail sales of approximately $11.9 million. For the six month period ended June 30, 1994, Company retail sales were approximately $30.9 million, a 48.6% increase over the first six months of 1993 retail sales of approximately $20.8 million. Retail sales increases resulted primarily from the opening of additional retail stores during 1993 and 1994, offset in part by a decrease in comparable store sales during the first six months of 1994 of approximately 9%. Through June 30, 1994, the Company has opened an additional 22 retail outlets (both Oshkosh B'Gosh and Genuine Kids stores) and is currently on target with its planned opening of 35 to 45 retail stores in all of 1994. The Company currently anticipates that increased retail sales through the remainder of 1994 will more than offset the reduction in the domestic wholesale business.

Gross margin as a percent of sales was 29.4% for the three months ended June 30, 1994 compared to 28.3% for the same period in 1993. For the six months ended June 30, 1994, gross margin as a percent of sales was 27.3% compared to 27.9% for the first six months of 1993. The Company's second quarter, 1994 gross margin improvement was due primarily to the impact of the Company's increased retail sales at higher gross margins relative to its domestic wholesale business. The favorable impact of the Company's retail gross margins was offset in part by the domestic wholesale business gross margin, which was down slightly during the second quarter due primarily to reduced unit sales and slightly lower pricing to wholesale customers. The Company's gross margin for the first six months of 1994 was adversely affected earlier in the year by poor weather conditions which were disruptive to production schedules, as well as slightly lower wholesale pricing throughout the period. The Company currently anticipates improvement in its gross margins in the second half of 1994, primarily as a result of increased retail sales activity.

Selling, general and administrative expenses for the second quarter of 1994 increased $4.4 million over the second quarter of 1993. Selling, general and administrative expenses for the second quarter of 1994 and year to date 1994 as a percent of sales were 31.5% and 27.9%, respectively as compared to 26.1% and 23.3% in the same periods of 1993. The primary reason for increasing selling, general and administrative expenses is the Company's increasing focus on its retail business. The Company's primary retail sales periods are in the second half of the calendar year. Accordingly, the Company anticipates that selling, general and administrative expenses as a percent of sales should decrease in the second half of 1994. In addition, the Company's catalog division, initiated in the second half of 1993, added approximately $.6 million to its second quarter, 1994 selling, general and administrative expense. The Company's increasing focus on its international operations also resulted in an increase in second quarter, 1994 selling, general and administrative expenses of approximately $.8 million.

Net other income for the second quarter of 1994 was $.1 million, compared to $1.1 million in the second quarter of 1994. This decrease is the result of significantly lower royalty payments received from the Company's domestic licensees. The Company anticipates that royalties from domestic licensees will be lower in the second half of 1994 than received in the second half of 1993.

Financial Condition and Liquidity

The Company's financial condition remains strong. Net working capital at June 30, 1994 was $102.2 million, as compared to $111.8 million at the end of 1993 and $114.3 million at June 30, 1993. The Company's current ratio was 2.6 to 1 at June 30, 1994, compared to 3.8 to 1 at the end of 1993 and 3.4 to 1 at June 30, 1993.

On June 14, 1994, the Company announced a stock repurchase program for up to 1,500,000 shares of its Class A Common Stock in open market transactions at prevailing prices. Through June 30, 1994, the Company has repurchased approximately 650,000 shares of its Class A Common Stock.

In June, 1994, the Company finalized a credit agreement with participating banks. This arrangement provides a $60 million, three year unsecured revolving credit line and an additional $40 million unsecured demand line. The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's stock repurchase program as well as its capital expenditures and business development needs.

At June 30, 1994, the Company had short-term borrowings outstanding of approximately $26.6 million, as compared with $19.3 million of outstanding
short-term indebtedness  at June 30, 1993.   The increase is  due primarily to
the repurchase of Class A Common Stock during June 1994.

The Company's long-term debt as a percentage of total capitalization (long-term debt plus shareholders' equity) was 0.4% and 0.5% at June 30, 1994 and 1993, respectively.



                                   PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  None


             (b)   Reports on Form 8-K

                   None





                                       SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OSHKOSH B'GOSH, INC.




        Date:  8/08/94          /s/ DOUGLAS W. HYDE

                                President, Chief Executive
                                Officer and Director



        Date:  8/08/94          /s/ DAVID L. OMACHINSKI

                                Vice President-Finance,
                                Chief Financial Officer and Treasurer