Form 10-Q
period 1994-09-30
OSHKOSH B GOSH INC
filed 1994-11-02
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1994

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

           Yes  X                                    No

As of September 30, 1994, there were outstanding 12,482,067 shares of Class A Common Stock and 1,282,933 shares of Class B Common Stock.



                                     FORM 10-Q

                       OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         Page

PART I.     Financial Information

Item 1.     Financial Statements
              Condensed Consolidated Balance Sheets -
              September 30, 1994 and December 31, 1993                     3

              Unaudited Condensed Consolidated Statements
              of Income - Three Months and Nine Months
              Ended September 30, 1994 and 1993                            4

              Unaudited Condensed Consolidated Statements
              of Cash Flow - Nine Months Ended September 30, 1994
              and 1993                                                     5

              Notes to Condensed Consolidated
              Financial Statements                                         6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                7



Part II.    Other Information                                              9



Signatures                                                                 9









                             OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                             Condensed Consolidated Balance Sheets
                                     (Dollars in thousands)
                                               September 30,       December 31,
                                                   1994                 1993
                                                (Unaudited)              *
ASSETS
  Current assets
  Cash and cash equivalents                         $  2,884          $ 17,853
  Accounts receivable                                 43,968            19,477
  Inventories                                         96,882            99,999
  Prepaid expenses and other current assets            2,377             3,810
  Deferred income taxes                               11,034            10,716
Total current assets                                 157,145           151,855

Property, plant and equipment                        118,419           114,397
Less accumulated depreciation and
       amortization                                   47,678            42,642
Net property, plant and equipment                     70,741            71,755

Other assets                                           6,149             5,521

Total assets                                        $234,035          $229,131

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt              $    239          $    536
  Accounts payable                                     6,491             9,720
  Accrued expenses                                    33,183            29,805
  Total current liabilities                           39,913            40,061

Long-term debt                                        13,621               757

Other liabilities                                     18,042            16,315

Shareholders' equity
  Preferred stock                                       --                --
    Common stock:
    Class A                                              125               133
    Class B                                               13                13
  Additional paid-in capital                             --              2,971
  Retained earnings                                  161,918           169,182
Cumulative foreign currency translation adjustments      403              (301)
Total shareholders' equity                           162,459           171,998

Total liabilities and shareholders' equity          $234,035          $229,131

    * Condensed from audited financial statements.




                         OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statements of Income
                        (In thousands, except per share amounts)
                                      (Unaudited)


                                 Three Months Ended         Nine Months Ended
                                     September 30,              September 30,
                                 1994           1993          1994      1993

Net sales                     $ 118,397      $ 103,114      $271,949  $259,654
Cost of products sold            83,363         73,617       195,070   186,531
Gross profit                     35,034         29,497        76,879    73,123
Selling, general and
  administrative expenses        27,154         21,451        69,999    57,896
Operating income                  7,880          8,046         6,880    15,227

Other income (expense):
  Interest expense                 (433)          (235)         (758)     (468)
  Interest income                   253            165           721       642
  Royalty income                  1,295          1,106         2,399     2,820
  Other                             255            (72)          276      (153)
Net other income (expense)        1,370            964         2,638     2,841

Income before taxes                9,250          9,010         9,518    18,068
  Income taxes                     3,978          3,616         4,093     7,390

Net income                     $   5,272       $  5,394       $ 5,425  $ 10,678


Average number of
   shares outstanding             13,887         14,586        14,338    14,586

Net income per common share      $   .38      $     .37      $    .38  $    .73

Cash dividends per common share
   Class A                       $ .1025        $ .1025      $  .3075  $  .3075
   Class B                       $   .09        $   .09      $    .27  $    .27





   See notes to condensed consolidated financial statements.



                           OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statements of Cash Flow
                                  (Dollars in thousands)
                                        (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          1994           1993

Cash flows from operating activities
      Net income for the period                        $   5,425     $  10,678
      Items in income not affecting cash                   9,451         6,164
      Changes in current assets                          (19,941)      (12,648)
      Changes in current liabilities                         149         4,280

    Net cash provided by (used in)
      operating activities                                (4,916)        8,474


Cash flows from investing activities
      Property, plant and equipment additions             (8,030)       (6,732)
      Other                                                 (243)         (517)
      Proceeds from disposal of assets                     1,321         1,088

    Net cash used in investing activities                 (6,952)       (6,161)


Cash flows from financing activities
      Proceeds from long-term debt                        12,872           --
      Payments of long-term debt                            (305)       (7,335)
      Cash dividends paid                                 (4,366)       (4,422)
      Repurchase of common stock                         (11,302)          --


    Net cash used in financing activities                 (3,101)      (11,757)


    Net decrease in cash and cash equivalents           $(14,969)     $ (9,444)








    See notes to condensed consolidated financial statements.






                       OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements
                                      (Unaudited)


Note 1.  Basis of Presentation

The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of September 30, 1994, the results of operations for the three-month and nine-month periods ended September 30, 1994 and 1993 and cash flows for the nine-month periods ended September 30, 1994 and 1993.

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






Note 2.  Inventories

A summary of inventories follows:

                                             September 30,          December 31,
                                                 1994                   1993
                                                    (Dollars in thousands)


      Finished goods                            $77,161                $82,737
      Work in process                             6,839                  5,008
      Raw materials                              12,882                 12,254

     Total                                      $ 96,882                $99,999

The replacement cost of inventory exceeds the above LIFO costs by $15,689 and $14,716 at September 30, 1994 and December 31, 1993, respectively.






                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

  Net sales for the three months ended September 30, 1994 were $118.4 million, an increase of approximately $15.3 million (14.8%) from the $103.1 million in sales for the same period in 1993. Net sales for the nine months ended September 30, 1994 were $272 million, an increase of $12.3 million over the same nine month period in 1993. The Company's domestic wholesale business of approximately $74 million for the third quarter of 1994 was approximately .7% less than the 1993 third quarter domestic wholesale sales. For the nine month period ended September 30, 1994, sales of domestic wholesale products were $183.5 million, an 8.5% decrease from the comparable period sales in 1993. The Company's 1994 third quarter and year to date unit shipments were down 1.0% and 7.2%, respectively, from comparable periods in 1993. The decrease in domestic wholesale unit shipments related primarily to the effects of the competitive environment in the children's wear business with decreased wholesale sales of both fashion and basic product offerings.

  The Company currently anticipates its domestic wholesale unit shipments for the remainder of 1994 will be down moderately in comparison with unit shipments for the same time period in 1993. The Company's spring, 1995 children's offering has been well received. The Company currently anticipates that unit shipments of its spring, 1995 wholesale product offering will exceed spring, 1994 by over 10%.

  Company retail sales at its Oshkosh B'Gosh branded outlet stores and Genuine Kids stores were approximately $33.5 million for the third quarter of 1994, a 48.2% increase over 1993 third quarter retail sales of approximately $22.6 million. For the nine month period ended September 30, 1994, Company retail sales were approximately $64.4 million, a 48.4% increase over the first nine months of 1993 retail sales of approximately $43.4 million. Retail sales increases resulted primarily from the opening of additional retail stores during 1993 and 1994. The Company's comparable store sales for the first nine months of 1994 were up 1.2%. During the first nine months of 1994, the Company has opened 37 additional retail outlets (both Oshkosh B'Gosh and Genuine Kids stores) and anticipates opening an additional 9 retail stores during the remainder of 1994. The Company currently anticipates that increased retail sales through the remainder of 1994 will more than offset the reduction anticipated in the domestic wholesale business.

  Gross profit margin as a percent of sales was 29.6% for the three months ended September 30, 1994 compared to 28.6% for the same period in 1993. For the nine months ended September 30, 1994, gross margin as a percent of sales was 28.3% compared to 28.2% for the first nine months of 1993. The Company's third quarter and year to date 1994 gross margin improvement was due primarily to the impact of the Company's increased retail sales at higher gross margins relative to its domestic wholesale business. The favorable impact of the Company's retail gross margins was offset in part by the domestic wholesale gross margin, which was down for both the third quarter and year to date 1994, primarily as a result of reduced unit sales and slightly lower pricing to wholesale customers. The Company currently anticipates that its fourth quarter, 1994 gross margins will exceed fourth quarter, 1993 gross margins, primarily as a result of increased retail sales activity.

  Selling, general and administrative expenses for the third quarter of 1994 increased $5.7 million over the third quarter of 1993. Selling, general and administrative expenses for third quarter of 1994 and year to date 1994 as a percent of sales were 22.9% and 25.7%, respectively, as compared to 20.8% and 22.3% in the same periods of 1993. The Company's catalog division, initiated in the second half of 1993, added approximately $.5 million and $1.7 million to its third quarter and year to date 1994 selling, general and administrative expenses, respectively. In addition, the Company's increasing focus on its international operations resulted in increases in third quarter and year to date 1994 selling, general and administrative expenses of approximately $.8 million and $2.1 million, respectively. The primary reason for the remaining increases in selling, general and administrative expenses is the Company's growth in its retail business.

  Net other income for the third quarter of 1994 was $1.4 million, compared to $1.0 million in the third quarter of 1993. This increase relates in part to additional royalty income earned in the third quarter.

Financial Condition and Liquidity

  The Company's financial condition remains strong. Net working capital at September 30, 1994 was $117.2 million, as compared to $111.8 million at the end of 1993 and $118.9 million at September 30, 1993. The Company's current ratio was 3.9 to 1 at September 30, 1994, compared to 3.8 to 1 at the end of 1993 and 4.7 to 1 at September 30, 1993.

  On June 14, 1994, the Company announced a stock repurchase program for up to 1,500,000 shares of its Class A Common Stock in open market transactions at prevailing prices. Through September 30, 1994, the Company has repurchased approximately 820,000 shares of its Class A Common Stock.

  At September 30, 1994, the Company had $13.6 million of long-term debt outstanding as compared with $.8 million at the end of 1993 and $1 million at September 30, 1993. The increase is due primarily to the repurchase of Class A Common Stock during 1994, which is being financed under the Company's three year unsecured revolving credit line, which was finalized in June, 1994. The Company's long-term debt as a percentage of total capitalization (long-term debt plus shareholders' equity) was 7.7% and .5% at September 30, 1994 and 1993, respectively.











                                                   PART II.  OTHER INFORMATION


      Item 6.     Exhibits and Reports on Form 8-K

                  (a    Exhibits

                              None


                  (b)   Reports on Form 8-K

                              None






                                        SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OSHKOSH B'GOSH, INC.




    Date:  11/2/94       /s/Douglas W. Hyde
                          President, Chief Executive Officer and Director



    Date:  11/2/94      /s/David L. Omachinski
                         Vice President-Finance, Chief Financial Officer and Treasurer