Form 10-K
OSHKOSH B GOSH INC
filed 1995-03-31
CIK 75042

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  FORM 10-K
Mark One

X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended DECEMBER 31, 1994
                                  OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________ to _________

                        Commission File No. 0-13365

                              OshKosh B'Gosh, Inc.

A DELAWARE Corporation          IRS EMPLOYER IDENTIFICATION NO.  39-0519915
                                112 Otter Avenue
                                Oshkosh, Wisconsin 54901
                                Telephone number: (414) 231-8800

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

As of March 17, 1995, there were outstanding 12,081,587 shares of Class A Common Stock and 1,267,713 shares of Class B Common Stock, of which 10,905,781 shares and 445,906 shares, respectively, were held by non-affiliates of the registrant. Based upon the closing sales prices as of March 17, 1995, the aggregate market value of the Class A Common Stock and Class B Common Stock held by non-affiliates was $158,133,824.50 and $6,688,590, respectively.

                DOCUMENTS INCORPORATED BY REFERENCE

OshKosh B'Gosh, Inc definitive Proxy Statement for its annual meeting to be held on May 5, 1995 (or such later date as the directors may determine), Incorporated into Part III.

                                           INDEX

PART I                                                                  PAGE
Item 1.     Business                                                      1
            (a) General Development of Business                           1
            (b) Financial Information About Industry Segments             2
            (c) Narrative Description of Business                         2
                Products                                                  2
                Raw Materials, Manufacturing and Sourcing                 3
                Trademarks                                                4
                Seasonality                                               4
                Working Capital                                           4
                Sales and Marketing                                       5
                Backlog                                                   5
                Competitive Conditions                                    6
                Environmental Matters                                     6
                Employees                                                 6

Item 2.     Properties                                                    7

Item 3.     Legal Proceedings                                             8

Item 4.     Submission of Matters to a Vote of Security Holders           8

PART II
Item 5.     Market for the Registrant's Common Stock and Related
                   Stockholder Matters                                     9

Item 6.     Selected Financial Data                                        10

Item 7.     Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                    11

Item 8.     Financial Statements and Supplementary Data                    15

Item 9.     Disagreements on Accounting and Financial Disclosure           35

PART III
Item 10.    Directors and Executive Officers of the Registrant             35

Item 11.    Executive Compensation                                         35

Item 12.    Security Ownership of Certain Beneficial Owners                35
                  and Management

Item 13.    Certain Relationships and Related Transactions                 35

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K                                       35


PART I

ITEM 1. BUSINESS

(a) General Development of Business

OshKosh B'Gosh, Inc.(together with its subsidiaries, the "Company") was
founded in 1895 and  was incorporated in the state  of Delaware in 1929.   The

Company designs, manufactures, sources and sells apparel for the children's wear, youth wear, and men's wear markets. While its heritage is in the men's workwear market, the Company is currently best known for its line of high quality children's wear. The children's wear and youth wear business represented approximately 94% of consolidated Company revenues for 1994. The success of the children's wear business can be attributed to the Company's core themes: quality, durability, style, trust and Americana. These themes have propelled the Company to the position of market leader in the branded children's wear industry. The Company also leverages the economic value of the OshKosh B'Gosh name via both domestic and international licensing agreements.

The Company's long-term strategy is to provide high quality, high value clothing for the entire family. Toward this end the Company continues to expand its business lines and avenues for marketing its products. In 1990, the Company acquired Essex Outfitters, Inc. ("Essex"), a vertically integrated children's and youth wear retailer marketed under the Boston Trader label through a licensing agreement with Boston Trader Ltd. In 1994, the Company merged the operations of Essex into OshKosh B'Gosh, Inc. and created a new brand name, Genuine Kids , for the line of children's and youth wear formerly marketed under the Boston Trader label. The Genuine Kids line of apparel is sourced from third party manufacturers, primarily offshore, and sold primarily through a chain of 77 domestic retail stores.

OshKosh B'Gosh  International Sales, Inc. was created  in 1985 for the sale of OshKosh B'Gosh products to foreign distributors. In 1990, the Company formed OshKosh B'Gosh Europe, S.A. in conjunction with a joint venture with Poron Diffusion, S.A. to provide further access to European markets. In 1992 the Company acquired Poron's 49% interest in OshKosh B'Gosh Europe, S.A. During 1993 OshKosh B'Gosh made moves to strategically position itself for International expansion. OshKosh B'Gosh/Asia Pacific Ltd. was created in Hong Kong to oversee licensees and distributors in the Pacific Rim, to assist international licensees with the sourcing of product, and to expand the Company's presence in that region. OshKosh B'Gosh U.K. Ltd. and OshKosh B'Gosh Deutschland GmbH, incorporated in the United Kingdom and Germany respectively, were established to increase sales emphasis in those countries.

The Company's chain of 60 domestic OshKosh B'Gosh factory outlet stores sells irregular and first quality OshKosh B'Gosh merchandise throughout the United States. In 1994, the Company opened an OshKosh B'Gosh showcase store in New York City bringing total domestic stores to 61. In addition, Oshkosh B'Gosh Europe opened showcase stores in London and Paris during 1994. The showcase stores are designed to reinforce awareness and demand for OshKosh B'Gosh as a global brand. In 1993, the Company distributed its first children's wear mail order catalog, further expanding its channels of distribution.

The Company has been expanding its utilization of off-shore sourcing as a cost-effective means to produce its products and to this end leased a production facility in Honduras in 1990 under its wholly owned subsidiary Manufacturera International Apparel S.A.

(b) Financial Information About Industry Segments

The Company is engaged in only one line of business, namely, the apparel industry.

(c) Narrative Description of Business

Products

The Company designs, manufactures, sources and markets a broad range of children's clothing as well as lines of youth wear and men's casual and work wear clothing under the OshKosh , OshKosh B'Gosh , Baby B'Gosh , Genuine Kids or OshKosh Men's Wear labels. In 1994, the Company created the Our Stuff by OshKosh B'Gosh brandname (initial sales of the product are scheduled for the fall 1995 season). The products are distributed primarily through better quality department and specialty stores, 138 of the Company's own stores, direct mail catalogs and foreign retailers. The children's wear and youth wear business, which is the largest segment of the business, accounted for approximately 94% of 1994 sales compared to approximately 94% and 96% of such sales in 1993 and 1992, respectively.

The children's wear and youth wear business is targeted to reach the middle to upper middle segment of the sportswear market. Children's wear is in size ranges from newborn/infant to girls 6X and boys 7. Youth wear is in size ranges girls 7 to 14 and boys 8 to 20.

The Company's children's wear and youth wear business include a broad range of product categories organized primarily in a collection format whereby the products in that collection share a primary design theme which is carried out through fabric design, screenprint, embroidery, and trim applications. The Company also offers basic denim products with multiple wash treatments. The product offerings for each season will typically consist of a variety of clothing items including bib overalls, pants, jeans, shorts, and shortalls (overalls with short pant legs), shirts, blouses and knit tops, skirts, jumpers, sweaters, dresses, playwear and fleece.

The men's wear line is the original business that started the Company in 1895. The current line comprises the traditional bib overalls, several styles of waistband-work, carpenter, and painters-pants, five pocket jeans, work shirts and flannel shirts as well as coats and jackets. The line is designed with a full array of sizes up to and including size 60 inch waists and 5x size shirts.

Most products are designed  by an in-house staff.   Product design requires
long lead times, with products generally being designed a year in advance of the time they actually reach the retail market. In general, the Company's products are traditional in nature and not intended to be "designer" items. In designing new products and styles, the Company attempts to incorporate current trends and consumer preferences in its traditional product offerings.

In selecting fabrics and prints for its products, the Company seeks, where possible, to obtain exclusive rights to the fabric design from its suppliers in order to provide the Company with some protection from imitation by competitors for a limited period of time.


Raw Materials, Manufacturing and Sourcing

All  raw  materials  used  in  the  manufacture  of  Company  products  are purchased from unaffiliated suppliers. In 1994, approximately 78% of the Company's direct expenditures for raw materials (fabric) were from its five largest suppliers, with the largest such supplier accounting for approximately 29% of total raw material expenditures. Fabric and various non-fabric items, such as thread, zippers, rivets, buckles and snaps are purchased from a variety of independent suppliers. The fabric and accessory market in which OshKosh B'Gosh purchases its raw materials is composed of a substantial number of suppliers with similar products and capabilities, and is characterized by a high degree of competition. As is customary in its industry, the Company has no long-term contracts with its suppliers. To date, the Company has experienced little difficulty in satisfying its requirements for raw materials, considers its sources of supply to be adequate, and believes that it would be able to obtain sufficient raw materials should any one of its product suppliers become unavailable.

Production administration is primarily coordinated from the Company's headquarters facility in Oshkosh with most production taking place in its one Wisconsin, eight Tennessee, and five Kentucky plants. Overseas labor is also accessed through a leased sewing plant in Honduras, where cut apparel pieces are received from the United States and are reimported by OshKosh B'Gosh as finished goods. In addition, product is produced by contractors in 11 countries and imported into the United States.

The majority of the product engineering and sample making, allocation of production among plants and independent suppliers, material purchases and invoice payments is done through the Company's Oshkosh headquarters. All designs and specifications utilized by independent manufacturers are provided by the Company. While no long-term, formal arrangements exist with these manufacturers, the Company considers these relationships to be satisfactory. The Company believes it could obtain adequate alternative production capacity if any of its independent manufacturers become unavailable.

Because higher quality apparel manufacturing is generally labor intensive (sewing, pressing, finishing and quality control), the Company has continually sought to upgrade its manufacturing and distribution facilities. Economies are therefore realized by technical advances in areas like computer-assisted design, computer-controlled fabric cutting, computer evaluation and matching of fabric colors, automated sewing processes, and computer-assisted inventory control and shipping. In order to realize economies of operation within the domestic production facilities, cutting operations are located in three of the Company's fourteen plants, with all product washing, pressing and finishing done in one facility in Tennessee and all screenprint and embroidery done in one facility in Kentucky. Quality control inspections of both semi-finished and finished products are required at each plant, including those of independent manufacturers, to assure compliance.

Customer  orders for fashion products  are booked from  three to six months in advance of shipping. Because most Company production of styled products is scheduled to fill orders already booked, the Company believes that it is better able to plan its production and delivery schedules than would be the case if production were in advance of actual orders. In order to secure necessary fabrics on a timely basis and to obtain manufacturing capacity from independent suppliers, the Company must make substantial advance commitments, sometimes as much as five to seven months prior to receipt of customer orders. Inventory levels therefore depend on Company judgment of market demand.

Trademarks

The  Company utilizes  the  OshKosh ,  OshKosh  B'Gosh ,  Baby  B'Gosh   or
Genuine Kids trademarks on most of its products, either alone or in conjunction with a white triangular background. In addition, "The Genuine Article " is embroidered on the small OshKosh B'Gosh patch to signify apparel that is classic in design and all-but-indestructible in quality construction. The Company currently uses approximately 21 registered and unregistered trademarks in the United States. These trademarks and universal awareness of the OshKosh B'Gosh name are significant in marketing the products.

Seasonality

Products are designed and marketed primarily for three principal selling seasons:

     RETAIL SALES SEASON      PRIMARY BOOKING PERIOD     SHIPPING PERIOD
     Spring/Summer            August-September             January-April
     Fall/Back-to-School      January-February             May-August
     Winter/Holiday           April-May                    September-December

The Company's business is increasingly seasonal, with highest sales and income in the third quarter which is the Company's peak retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest both because of relatively low domestic wholesale unit shipments and relatively modest retail outlet store sales during this period. The Company anticipates this seasonality trend to continue to impact 1995 quarterly sales and income.

Working Capital

Working  capital  needs   are  affected  primarily  by   inventory  levels,
outstanding accounts receivable and trades payable. In June 1994, the Company entered into a credit agreement with a number of banks which provides a $60 million three year revolving credit facility and a $40 million revocable demand line of credit for cash borrowings, issuance of commercial paper and letters of credit. The agreement expires in June 1997. The Company also has a $12.5 million unsecured credit facility available at December 31, 1994 for issuance of letters of credit. There were no outstanding borrowings against these credit arrangements at December 31, 1994. Letters of credit of approximately $26 million were outstanding at December 31, 1994.

Inventory  levels  are affected  by  order backlog  and  anticipated sales.
Accounts receivable  are affected  by payment  terms offered.   It is  general
practice in the apparel industry to offer payment terms of ten to sixty days from date of shipment. The Company offers net 30 days terms only.

The Company believes that its working capital requirements and financing resources are comparable with those of other major, financially sound apparel manufacturers.

Sales and Marketing

Company products are sold primarily through better quality department and specialty stores, although sales are also made through direct mail catalog companies, foreign retailers and other outlets, including 137 Company operated domestic retail factory stores and one retail showcase store, and the Company's proprietary mail order catalog. No one customer accounted for more than 10% of the Company's 1994 sales. The Company's largest ten and largest 100 customers accounted for approximately 43% and 68% of 1994 sales, respectively. In 1994, the Company's products were sold to approximately 3,300 wholesale customers (approximately 10,600 stores) throughout the United States, and a sizeable number of international accounts.

Product sales to better quality department and specialty stores are primarily by an employee sales force with the balance of sales made through manufacturer's representatives or to in-house accounts. In addition to the central sales office in Oshkosh, the Company maintains regional sales offices and product showrooms in Dallas and New York. Most members of the Company's sales force are assigned to defined geographic territories, with some assigned to specific large national accounts. In sparsely populated areas and new markets, manufacturer's representatives represent the Company on a non-exclusive basis.

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

A characteristic of the apparel industry is the requirement that a marketer recognize fashion trends and adequately provide products to meet such trends. Competition within the apparel industry is generally in terms of quality, price, service, style and, with respect to branded product lines, consumer recognition and preference. The Company believes that it competes primarily on the basis of quality, style, and consumer recognition and to a lesser extent on the basis of service and price. The Company is focusing attention on the issue of price and service and has taken and will continue to take steps to reduce costs, become more competitive in the eyes of value conscious consumers and deliver the service expected by its customers.

The Company's share of the overall children's wear market is quite small. This is due to the diverse structure of the market where there is no truly dominant producer of children's garments across all size ranges and garment types. In the Company's channel of distribution, department and specialty stores, it holds the largest share of the branded children's wear market.

Environmental Matters

The Company's compliance with Federal, State, and local environmental laws and regulations had no material effect upon its capital expenditures, earnings, or competitive position. The Company does not anticipate any material capital expenditures for environmental control in either the current or succeeding fiscal years.

Employees

At December 31, 1994, the Company employed approximately 6,600 persons. Approximately 52% of the Company's personnel are covered by collective bargaining agreements with the United Garment Workers of America.

The Company considers its relations with its personnel to be good.

ITEM 2. PROPERTIES

The Company's principal executive and administrative offices are located in Oshkosh, Wisconsin. Its principal office, manufacturing and distribution operations are conducted at the following locations:


                              Approximate
Location                      Floor Area in     Principal
                              Square Feet       Use

Albany, KY                    20,000            Manufacturing
Byrdstown, TN                 32,000            Manufacturing
Celina, TN                    100,000           Manufacturing
Celina, TN                    90,000            Laundering/Pressing
Columbia, KY                  78,000            Manufacturing
Columbia, KY                  23,000            Manufacturing
Dallas, TX (1)                1,995             Sales Offices/Showroom
Gainesboro, TN                61,000            Manufacturing
Gainesboro, TN                29,000            Warehousing
Hermitage Springs, TN         52,000            Manufacturing
Jamestown, TN                 43,000            Manufacturing
Liberty, KY                   218,000           Manufacturing/Warehousing
Liberty, KY (2)               32,000            Warehousing
Los Angeles, CA (3)           667               Sales Offices/Showroom
Marrowbone, KY                27,000            Manufacturing
McEwen, TN (4)                29,000            Manufacturing
New York City, NY (5)         18,255            Sales Offices/Showrooms
Oshkosh, WI                   99,000            Exec. & Operating Co. Offices
Oshkosh, WI                   88,000            Manufacturing
Oshkosh, WI                   128,000           Distribution/Warehousing
Red Boiling Springs,TN        41,000            Manufacturing
White House, TN               284,000           Distribution/Warehousing

All properties are owned by the Registrant with the exception of:
(1) Lease expiration date - 1995, (2) Lease expiration date - 1999, (3) Lease expiration date -1997, (4) Lease expiration date - 1997, (5) Lease expiration date - 2007. The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and sufficient for current production.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

                          Quarterly Common Stock Data


                              1994                           1993
                         Stock Price Dividends      Stock Price Dividends
                        High   Low   Per Share     High    Low  Per Share

Class A common stock
1st                    21-3/4 14-1/2  $0.1025     22-1/2  14-1/2  $0.1025
2nd                    15     12-1/4   0.1025     19      14-1/2   0.1025
3rd                    15-1/2 13-1/2   0.1025     18-1/4  13-1/2   0.1025
4th                    15-1/4 13       0.07       20-1/2  16-1/4   0.205

Class B common stock
1st                    22     16-3/4  $0.09       18      12      $0.09
2nd                    17     13-3/4   0.09       18-1/4  15-1/4   0.09
3rd                    15-1/2 14       0.09       18      13-3/4   0.09
4th                    15-1/4 13-1/2   0.06       20-3/4  17       0.18

The Company's Class A common stock and Class B common stock trade on the Over-The-Counter market and is quoted on NASDAQ under the symbols GOSHA and GOSHB, respectively. The table reflects the last price quotation on the NASDAQ National Market System and does not reflect mark-ups, mark-downs, or commissions and may not represent actual transactions.

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

As of March 17, 1995, there were 1,939 Class A common stock shareholders of record and 194 Class B common stock shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                              Financial Highlights
                (Dollars in thousands, except per share amounts)

                                        Year Ended December 31,
                              1994      1993     1992      1991      1990

Financial Results
Net sales                   $363,363  $340,186 $346,206  $365,173  $323,377
Net income                     7,039     4,523   15,135*   23,576    29,552
Return on sales                 1.9%      1.3%     4.4%      6.5%      9.1%

Financial Condition
Working capital             $102,463  $111,794 $111,075  $106,803  $103,063
Total assets                 217,211   229,131  226,195   214,963   192,196
Long-term debt (less
  current maturities)            517       757    1,293     2,379     3,459
Shareholders  equity         158,814   171,998  175,153   167,380   151,166

Data Per Common Share
Net income                   $   .50  $    .31  $ 1.04*  $   1.62   $  2.03
Cash dividends declared
  Class A                      .3775     .5125    .5125     .5125       .49
  Class B                        .33       .45      .45       .45       .43
Shareholders  equity           11.76     11.79    12.01     11.48     10.36

* After a charge of $601 or $.04 per share to reflect cumulative effect of change in accounting for nonpension postretirement benefits. See Note 10 to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                          YEAR ENDED DECEMBER 31, 1994
                    COMPARED TO YEAR ENDED DECEMBER 31, 1993

     Net sales in 1994 were $363.4 million, an increase of $23.2 million (6.8%) over 1993 sales of $340.2 million. The Company's 1994 domestic wholesale business of approximately $234 million was 9% less than 1993 sales of approximately $257 million, with a corresponding
decline in unit  shipments of  approximately 6.7%.   The decrease  in
domestic wholesale unit shipments related primarily to the effects of the competitive environment in the children's wear business combined
with  the  effects  of prior  years   poor  shipping  performance and
perceived weakness  in product  design.   The Company's  Spring, 1995
children s  fashion  offering  has   been  well  received.    Company
initiatives undertaken during 1994 resulted in significantly improved
shipping  performance to  customers.   In addition,  improved product
design contributed to better sell-thrus and margins for a majority of our wholesale customers. The Company currently anticipates that unit shipments of its Spring, 1995 wholesale product offering will exceed Spring, 1994 by over 10%. Early indications of acceptance of the Company's Fall, 1995 children's fashion offering have also been promising.

     Company retail sales at its OshKosh B'Gosh branded outlet stores and Genuine Kids stores were approximately $99.4 million for 1994, a 52.5% increase over 1993 retail sales of approximately $65.2 million. This retail sales increase was primarily driven by the opening of an additional 46 retail stores during 1994. In addition, the Company's
comparable store sales for 1994 were up approximately 3.6%.   At year
end the Company operated 61 OshKosh B'Gosh branded stores and 77 Genuine Kids stores. The Company anticipates continued expansion of
its  retail   business  through  the  opening   of  approximately  35
additional retail stores during 1995.

     The Company's gross profit margin as a percent of sales improved to 28.6% in 1994, compared with 28.0% in 1993. This gross profit margin improvement was due primarily to the impact of the Company's increased retail sales at higher gross margins relative to its
domestic wholesale business.   The favorable impact of the  Company's
retail gross margins was offset in part by the domestic wholesale gross margin, which was down in 1994 primarily as a result of the adverse impact of reduced unit volume on our manufacturing operations and slightly lower pricing to wholesale customers. As a result of capacity reduction initiatives implemented during 1994 and early 1995, along with increased utilization of contracted manufacturing resources outside of the United States, the Company anticipates further improvement in its gross profit margins during 1995.

Selling, general and administrative expenses for 1994 increased $16.5 million over 1993. As a percent of net sales, selling, general and administrative expenses were 26.1% in 1994, up from 23.1% in 1993. The primary reason for the increased selling, general and administrative expenses is the Company's aggressive expansion of its retail business. In addition, the Company's increasing focus on its international operations resulted in an increase in 1994's selling, general and administrative expenses of approximately $2.7 million. Also, the Company's catalog division, initiated in the second half of

1993, added approximately $1.6 million to selling, general and administrative expenses in 1994. Continued expansion of the Company's retail business, along with further development of its foreign business and catalog division, will result in higher selling, general and administrative expenses in relation to its net sales in 1995.

     During the fourth quarter of 1993, the Company recorded a pretax restructuring charge of $10.8 million. Restructuring costs (net of income tax benefit) reduced net income by $7.1 million ($.49 per share) in 1993. The restructuring charge included approximately $3.3 million for facility closings, write-down of the related assets and
severance   costs  pertaining   to  work   force  reductions.     The
restructuring charge also reflected the Company's decision to market its Trader Kids line of children's apparel under the new name Genuine Kids and the resulting costs of the Company's decision not to renew its Boston Trader license arrangement beyond 1994, as well as
expenses  to consolidate  its  retail operations.   Accordingly,  the
restructuring charge also included approximately $7.5 million for write-off of unamortized trademark rights and expenses relating to consolidating the Company's retail operations.

     During 1994, the Company implemented its restructuring plan. The Company closed its McKenzie, Tennessee facility and announced plans to close its Dover, Tennessee facility, which was completed in early
1995.    Closing of  the  Dover  facility  in 1995  will  reduce  the
Company's work force by approximately 270 employees. The Company was able to sell both operating facilities, and reached satisfactory
agreements   with  all   affected   employees  concerning   severance
arrangements.    The  Company  began  to  market  a  portion  of  its
children's wear line under the Genuine Kids label, discontinuing  the
Trader  Kids   line  of  children's   apparel.    The   Company  also
consolidated the operations  of its retail business  into its Oshkosh
office.   As  of  December  31,  1994,  the  Company  estimates  that remaining restructuring  costs are  sufficiently provided for  in the
residual restructuring liability.   Remaining  costs include  charges
for  facility closings,  including disposal  of the  real  estate and
severance  costs pertaining  to  work force  reductions.   This  plan
should be substantially completed during 1995.

     The Company's  effective tax rate  for 1994 was  45.7% compared to
51.3%  in 1993.   The relatively  high effective  tax rates  for both
years result  primarily from the Company's  foreign operating losses,
which provide no tax benefit.   In addition, the high 1993  effective
tax rate was the result of substantially lower income before income taxes in 1993 (which resulted in part from the restructuring charge). Company management believes that the $11.5 million deferred tax asset at December 31, 1994 can be fully realized through reversals of existing taxable temporary differences and the Company's history of
substantial  taxable  income   which  allows   the  opportunity   for
carrybacks of current or future losses.

     In November of 1992, the Financial Accounting Standards Board issued its Statement No. 112 entitled Employers Accounting for Post
Employment Benefits.   This standard had no significant impact on the
Company's 1994 financial statements.

                          YEAR ENDED DECEMBER 31, 1993
                     COMPARED TO YEAR ENDED DECEMBER 31, 1992

     Net sales in 1993  were $340.2 million, down 1.7% from  1992 sales
of $346.2 million.   The  Company's domestic  wholesale business  of
approximately $257 million in 1993 was 9.3% less than 1992 sales, due primarily to a decline in unit shipments of approximately 10% in 1993 from 1992. The decrease in domestic wholesale unit shipments related primarily to the effects of the competitive pricing environment in the children's wear business, the Company's difficulty in meeting the delivery requirements of its wholesale customers as well as perceived weakness in its product design.

     Company retail sales at its OshKosh B'Gosh branded outlet stores and its Trader Kids stores (now marketed under the Genuine Kids name) expanded to approximately $65.2 million in 1993, a 49.9% increase over 1992 retail sales of approximately $43.5 million. Retail sales increases resulted primarily from the opening of an additional 38 retail stores during 1993.

     Gross profit  margin as a  percent of sales  improved to 28.0%  in
1993,  compared with  25.1%  in  1992.    During  1993,  the  Company
experienced  a slight  improvement  in its  domestic wholesale  gross
margins.    Increased  retail  store sales,  at  higher  gross profit
margins, had a  significant impact on  improved overall gross  margin
performance.   Gross  margins for  1992 were unfavorably  impacted by
manufacturing inefficiencies resulting from the restructuring of production lines and increasing workers compensation insurance and employee health care costs.

     Selling,  general  and  administrative  expenses  increased  $12.1
million  in 1993  from 1992.   As  a percent  of net  sales, selling,
general and administrative expenses were 23.1% in 1993, up from 19.2%
in 1992.   The primary reason for  the increased selling, general and administrative  expenses was  the  Company's increased  focus on  its
retail  business.   In  addition,  the  Company initiated  a  catalog
division  in the second half  of 1993 which  added approximately $1.2
million  to  its   selling,  general  and   administrative  expenses.
Increased emphasis on foreign sales opportunities, including the start-up cost associated with the opening of sales offices, also added to the Company's selling, general and administrative expenses during 1993.

     During the fourth quarter of 1993, the Company recorded a pretax restructuring charge of $10.8 million. Restructuring costs (net of income tax benefit) reduced net income by $7.1 million ($.49 per share) in 1993.

     During 1992, the Company reduced its estimate of the Absorba line restructuring costs originally recorded in 1991 by $2.8 million, due to the efficient and orderly wind down of operations and favorable
settlement of  lease obligations.   This adjustment  to restructuring
costs (net of income taxes) increased 1992 net income by $1.8 million ($.12 per share).

     Royalty income, net of expenses, was $3.4 million in 1993, as compared to $2.6 million in 1992. The increase in net royalty income resulted primarily from additional foreign license agreements.

     The effective tax rate for 1993 was 51.3% compared to 39.8% in 1992. The higher 1993 effective tax rate resulted from the Company's foreign operating losses, which provide no tax benefit, combined with the Company's substantially lower income before income taxes in 1993
(which  resulted  in  part  from  the  restructuring  charge).    The
Company's  early  adoption  of  Statement  of   Financial  Accounting
Standards  No. 109,   Accounting for  Income Taxes,   in 1992  had no
material impact on 1992's results of operations.

     The Company elected early  adoption of the Statement of  Financial
Accounting  Standards  No.  106,   Employers    Accounting  for  Post
Retirement Benefits  Other  Than Pensions,   in  1992.   The  Company
elected to record the entire transition obligation in 1992, which resulted in a net $.6 million after tax ($.04 per share) reduction in net income.

SEASONALITY

     The Company's business is increasingly seasonal, with highest sales and income in the third quarter which is the Company's peak
retail selling season  at its  retail outlet stores.   The  Company's
second quarter sales and income are the lowest both because of relatively low domestic wholesale unit shipments and relatively
modest retail outlet  store sales  during this period.   The  Company
anticipates this seasonality trend to continue to impact 1995 quarterly sales and income.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

     The Company's financial position remained strong throughout 1994. At December 31, 1994, the Company's cash and cash equivalents were $10.5 million, compared to $17.9 million at the end of 1993 and $21.1 million at the end of 1992. Net working capital at the end of 1994 was $102.5 million, compared to $111.8 million at 1993 year end and $111.1 million at 1992 year end. Cash provided by operations was approximately $22.1 million in 1994, compared to $21.6 million in 1993 and $22.9 million in 1992.

     Accounts  receivable  at  December 31,  1994  were  $23.9  million
compared to $19.5  million at December 31, 1993.   Inventories at the
end of 1994 were $93.9 million, down $6.1 million from 1993. Management believes that year end 1994 inventory levels are generally appropriate for anticipated 1995 business activity.

     Capital expenditures were  approximately $9.9 million in  1994 and
$9  million in  1993.   Capital expenditures  for 1995  are currently
budgeted at approximately  $12 million.

     On June 14, 1994, the Company announced a stock repurchase program for up to 1,500,000 shares of its Class A common stock in
open market transactions at prevailing prices.   Through December 31,
1994, the Company has repurchased approximately 1,084,000 shares of its Class A common stock for approximately $15 million.

     In June 1994, the Company finalized a credit agreement with participating banks. This arrangement provides a $60 million, three year revolving credit facility and a $40 million revocable demand line of credit for cash borrowings, issuance of commercial paper and letters of credit. The agreement expires in June 1997. The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's stock repurchase program as well as its capital expenditure, seasonal working capital, remaining restructuring and business development needs.

     Dividends  on the  Company's Class  A   and  Class B  common stock
totaled $.3775 per share and $.33 per share, respectively, in 1994, compared to $.5125 per share and $.45 per share on the Company's
Class  A and  Class  B  common stock,  respectively,  in  1993.   The
dividend payout rate was 75% of net income in 1994 and 163% in 1993. The Company's lower earnings from operations in 1993 combined with
the  fourth  quarter  1993   restructuring  charge  resulted  in  the
unusually high 1993 payout rate.

INFLATION

     The effects of inflation on the Company's operating results and financial condition were not significant.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                        Page
Financial Statements:

        Reports of Independent Auditors                                  16

        Consolidated Balance Sheets - December 31, 1994 and 1993         18

        Consolidated Statement of Income - years ended
        December 31, 1994, 1993, and 1992                                19

        Consolidated Statements of Changes in Shareholders Equity -
        years ended December 31, 1994, 1993, and 1992                    20

        Consolidated Statements of Cash Flows - years ended
        December 31, 1994, 1993, and 1992                                21

        Notes to Consolidated Financial Statements                       22

                   REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
OshKosh B'Gosh, Inc. and Subsidiaries

  We have audited the accompanying consolidated balance sheets of OshKosh B'Gosh, Inc. and subsidiaries (the Company) as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. Our audit also included the 1994 and 1993 financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oshkosh B'Gosh, Inc. and Subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related 1994 and 1993 financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As discussed in Notes 1 and 10 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes and nonpension postretirement benefits.



Milwaukee, Wisconsin                                         ERNST & YOUNG LLP
February 6, 1995

                    REPORT OF SCHUMAKER, ROMENESKO & ASSOCIATES, S.C.
                                   INDEPENDENT AUDITORS



The Board of Directors
OshKosh B'Gosh, Inc. and Subsidiaries


  We have audited the accompanying consolidated statements of income, changes in shareholders' equity and cash flows of OshKosh B'Gosh, Inc. and Subsidiaries for the year ended December 31, 1992. Our audit also included the 1992 financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of OshKosh B'Gosh, Inc. and Subsidiaries for the year ended December 31, 1992 in conformity with generally accepted accounting principles. Also, in our opinion, the related 1992 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Notes 1 and 10 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes and nonpension postretirement benefits.



Oshkosh, Wisconsin                     SCHUMAKER, ROMENESKO & ASSOCIATES, S.C.
February 15, 1993

Consolidated Balance Sheets                               OshKosh B'Gosh, Inc.
(Dollars in thousands, except share and per share amounts)    and Subsidiaries

                                                            December 31,
                                                        1994            1993
ASSETS
 Current assets
  Cash and cash equivalents                           $ 10,514        $ 17,853
  Accounts receivable, less allowances of
    $3,700 in 1994 and $3,310 in 1993                   23,857          19,477
  Inventories                                           93,916          99,999
  Prepaid expenses and other current assets              2,510           3,810
  Deferred income taxes                                 11,510          10,716
 Total current assets                                  142,307         151,855
 Property, plant and equipment, net                     69,829          71,755
 Other assets                                            5,075           5,521

 Total assets                                         $217,211        $229,131


LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
  Current maturities of long-term debt               $     240       $     536
  Accounts payable                                       9,436           9,720
  Accrued liabilities                                   30,168          29,805
 Total current liabilities                              39,844          40,061
 Long-term debt                                            517             757
 Deferred income taxes                                   2,869           3,040
 Employee benefit plan liabilities                      15,167          13,275
 Commitments                                              -               -
 Shareholders' equity
 Preferred stock, par value $.01 per share:
   Authorized - 1,000,000 shares;
     Issued and outstanding - None                        -               -
   Common stock, par value $.01 per share:
     Class A, authorized - 30,000,000 shares;
       Issued and outstanding - 12,233,787 shares
       in 1994, 13,280,572 shares in 1993                  122             133
     Class B, authorized - 3,750,000 shares;
       Issued and outstanding - 1,267,713 shares
       in 1994, 1,305,228 shares in 1993                    13              13
  Additional paid-in capital                              -              2,971
  Retained earnings                                    158,933         169,182
  Cumulative foreign currency translation adjustments     (254)           (301)
 Total shareholders' equity                            158,814         171,998
 Total liabilities and shareholders' equity           $217,211        $229,131

See notes to consolidated financial statements.

Consolidated Statements of Income                         OshKosh B'Gosh, Inc.
(Dollars and shares in thousands, except per share amounts)   and Subsidiaries

                                                Year Ended December 31,
                                            1994         1993         1992

Net sales                                  $363,363     $340,186     $346,206
Cost of products sold                       259,416      244,926      259,344

Gross profit                                103,947       95,260       86,862

Selling, general and administrative expenses 94,988       78,492       66,414
Restructuring                                  -          10,836       (2,800)

Operating income                              8,959        5,932       23,248

Other income (expense):
 Interest expense                            (1,034)        (626)        (797)
 Interest income                              1,048        1,114        1,022
 Royalty income, net of expenses              3,442        3,417        2,562
 Miscellaneous                                  543         (545)          91

Other income - net                            3,999        3,360        2,878

Income before income taxes and cumulative
 effect of accounting change                 12,958        9,292       26,126
Income taxes                                  5,919        4,769       10,390

Income before cumulative effect of
 accounting change                            7,039        4,523       15,736
Cumulative effect of change in accounting
 for nonpension postretirement benefits        -            -            (601)

Net income                                 $  7,039     $  4,523     $ 15,135

Weighted average common shares outstanding   14,144       14,586       14,586

Income per share before cumulative
 effect of accounting change                   $.50         $.31        $1.08
Change in accounting for nonpension
 postretirement benefits                        -            -           (.04)

Net income per common share                    $.50         $.31        $1.04

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity  Oshkosh B'Gosh, Inc.
(Dollars and shares in thousands, except per share amounts)     and Subsidiaries

                                                                   Cumulative
                                                                   Foreign
                           Common Stock          Additional        Currency
                       Class A       Class B     Paid-In  Retained Translation
                   Shares Amount Shares Amount Capital Earnings Adjustments Balance -
December 31, 1991   12,777  $128   1,809   $18    $2,971  $164,263   $  -
Net income            -       -      -      -       -       15,135      -
Dividends
 - Class A ($.5125
   per share)         -       -      -      -       -       (6,548)     -
 - Class B ($.45
   per share)         -       -      -      -       -         (814)     -

Balance -
December 31, 1992   12,777   128   1,809    18     2,971   172,036      -
Net income            -       -      -      -       -        4,523      -
Dividends
 - Class A ($.5125
   per share)         -       -      -      -       -       (6,667)     -
 - Class B ($.45
   per share)         -       -      -      -       -         (710)     -
Foreign currency
 translation
 adjustments         -       -      -      -       -         -        (301)
Conversions of
 common shares         504     5    (504)   (5)     -         -         -

Balance -
December 31, 1993   13,281   133   1,305    13     2,971   169,182     (301)
Net income            -       -      -      -       -        7,039      -
Dividends
 - Class A ($.3775
   per share)         -       -      -      -       -       (4,886)     -
 - Class B ($.33
   per share)         -       -      -      -       -         (425)     -
Foreign currency
 translation
 adjustments          -       -      -      -       -         -          47
Conversions of
 common shares          37    -      (37)   -       -         -         -
Repurchase of
 common shares      (1,084)  (11)    -      -     (2,971)  (11,977)     -

Balance -
December 31, 1994   12,234  $122   1,268   $13  $   -     $158,933    $(254)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows                     OshKosh B'Gosh, Inc.
(Dollars in thousands)                                        and Subsidiaries

                                                  Year Ended December 31,
                                               1994         1993        1992
Cash flows from operating activities
  Net income                                 $ 7,039      $ 4,523     $15,135
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization            10,692        9,233       8,375
     (Gain) loss on disposal of assets          (185)          63          85
     Minority interest in loss of
       consolidated subsidiary                  -            -           (108)
     Provision for deferred income taxes        (965)      (5,537)         35
     Pension expense, net of contributions       979        1,852       1,753
     Cumulative effect of accounting change     -            -          1,001
     Restructuring                              -          10,836      (2,800)
   Changes in operating assets and liabilities:
      Accounts receivable                     (4,380)       4,948        (643)
      Inventories                              6,083       (7,247)      1,478
      Prepaid expenses and other current assets1,300       (1,624)       (252)
      Accounts payable                          (284)      (1,376)     (2,522)
      Accrued liabilities                      1,863        5,940       1,313
 Net cash provided by operating activities    22,142       21,611      22,850

Cash flows from investing activities
  Additions to property, plant and equipment  (9,914)      (8,990)    (12,563)
  Proceeds from disposal of assets             1,425        1,159         625
  Investments in subsidiaries                   -            -           (900)
  Additions to other assets                     (186)      (1,783)     (1,602)
 Net cash used in investing activities        (8,675)      (9,614)    (14,440)

Cash flows from financing activities
  Proceeds from long-term borrowings            -            -          7,000
  Payments of long-term debt                    (536)      (7,896)     (1,270)
  Dividends paid                              (5,311)      (7,377)     (7,362)
  Repurchase of common stock                 (14,959)        -           -
 Net cash used in financing activities       (20,806)     (15,273)     (1,632)

Net increase (decrease) in cash
  and cash equivalents                        (7,339)      (3,276)      6,778
Cash and cash equivalents at
  beginning of year                           17,853       21,129      14,351

Cash and cash equivalents at end of year     $10,514      $17,853     $21,129

Supplementary disclosures
  Cash paid for interest                     $   638      $ 1,030    $    823
  Cash paid for income taxes                 $ 3,937      $12,194    $  9,877

See notes to consolidated financial statements.

                            OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                 (Dollars in thousands, except share and per share amounts)

Note 1. Significant accounting policies

Business - OshKosh B'Gosh, Inc. and its wholly-owned subsidiaries (the Company) are engaged primarily in the design, manufacture and marketing of apparel to wholesale customers and through Company owned retail stores.

Principles of consolidation - The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash  equivalents  -  Cash  equivalents  consist   of  highly  liquid  debt
instruments such as money market accounts and commercial paper with original maturities of three months or less. The Company's policy is to invest cash in conservative instruments as part of its cash management program and to evaluate the credit exposure of any investment. Cash and cash equivalents are stated at cost, which approximates market value.

Inventories - Inventories are stated at the lower of cost or market. Inventories stated on the last-in, first-out (LIFO) basis represent 95.7% of
total 1994 and  90.6% of total  1993 inventories.   Remaining inventories  are
valued using the first-in, first-out (FIFO) method.

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

                                                            Years
         Land improvements                                 10 to 15
         Buildings                                         10 to 40
         Leasehold improvements                             5 to 10
         Machinery and equipment                            5 to 10

Income taxes - Effective January 1, 1992, the Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes". This Statement requires recognition of deferred tax assets and liabilities for all temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. The effect of this accounting change at January 1, 1992 was not material.

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

Income per common share - Income per common share amounts are computed by dividing income by the weighted average number of shares of common stock outstanding. There are no common stock equivalents.

Advertising - Advertising costs are expensed as incurred and totaled $9,858, $11,209, and $10,180 in 1994, 1993, and 1992, respectively.


Note 2. Restructuring

During 1993, the Company recorded a pretax restructuring charge of $10,836. The restructuring charge included approximately $3,300 for facility closings, write-down of the related assets and severance costs pertaining to work force reductions. The restructuring charge also reflected the Company's decision to market its Trader Kids line of children's apparel under the new name Genuine Kids and the resulting costs of the Company's decision not to renew its Boston Trader license arrangement beyond 1994, as well as expenses to consolidate its retail operations. Accordingly, the restructuring charge included approximately $7,500 for write-off of unamortized trademark rights and expenses related to consolidating the Company's retail operations. Restructuring costs (net of income tax benefit) reduced net income by $7,100 ($.49 per share) in 1993.

During 1994, the  Company implemented its restructuring plan.   The Company
closed its McKenzie, Tennessee facility, and announced plans to close its Dover, Tennessee facility, which was completed in early 1995. The Company was able to sell both operating facilities, and reached satisfactory agreements with all affected workforce concerning severance arrangements. The Company also began to market a portion of its childrenswear line under the Genuine Kids label, discontinuing the Trader Kids line of childrens' apparel. The Company also successfully consolidated the operations of its retail business into its OshKosh office. As of December 31, 1994, the Company estimates that remaining restructuring costs are sufficiently provided for in the residual restructuring liability. Remaining costs include charges for facility closings, including disposal of the real estate and severance costs pertaining to workforce reductions. This plan should be substantially completed in early 1995.

During  1992,  the  Company  reduced  its  estimate  of  the  Absorba  line restructuring costs originally recorded in 1991 by $2,800, due to the efficient and orderly wind down of operations and favorable settlement of lease obligations. This adjustment to restructuring costs (net of income taxes) increased 1992 net income by $1,800 ($.12 per share).


Note 3. Inventories

A summary of inventories follows:

                                                               December 31,
                                                          1994         1993

                  Finished goods                        $75,187      $82,737
                  Work in process                         7,410        5,008
                  Raw materials                          11,319       12,254

                  Total                                 $93,916      $99,999

The replacement cost of inventory exceeds the above LIFO costs by $16,122 and $14,716 at December 31, 1994 and 1993, respectively.


Note 4. Property, plant and equipment

A summary of property, plant and equipment follows:

                                                            December 31,
                                                          1994        1993

      Land and improvements                             $  4,139    $  4,172
      Buildings                                           37,442      37,640
      Leasehold improvements                               7,862       5,268
      Machinery and equipment                             70,498      67,026
      Construction in progress                                 9         291

      Total                                              119,950     114,397

      Less:  accumulated depreciation
               and amortization                           50,121      42,642

      Property, plant and equipment, net                 $69,829     $71,755

Depreciation and amortization expense on property, plant and equipment for the years ended December 31, 1994, 1993, and 1992 amounted to approximately $9,972, $8,425, and $7,909, respectively.

Note 5. Lines of Credit

In June 1994, the Company entered into a credit agreement with a number of banks which provides a $60,000 three year revolving credit facility and a $40,000 revocable demand line of credit for cash borrowings, issuance of commercial paper, and letters of credit. The agreement expires in June 1997.

Under the terms of the agreement, interest rates are determined at the time of borrowing and are based on London Interbank Offered Rates plus .625% or the prime rate. Commitment fees of .125% are required on the $100,000 credit facilities. The Company is required to maintain certain financial ratios in connection with this agreement.

The Company also has a $12,500 unsecured credit facility available at December 31, 1994 for issuance of letters of credit.

There were no  outstanding borrowings against these credit  arrangements at
December   31,  1994.    Letters  of  credit  of  approximately  $26,150  were
outstanding at December 31, 1994, with $23,774 of the unused revocable demand line of credit available for borrowing.


Note 6. Accrued liabilities

A summary of accrued liabilities follows:
                                                             December 31,
                                                           1994        1993
         Compensation                                     $ 8,491     $ 4,701
         Group health insurance                              -          1,700
         Worker's compensation                             10,800       8,600
         Income taxes                                       1,729         640
         Restructuring costs                                2,381       8,186
         Other                                              6,767       5,978

         Total                                            $30,168     $29,805


Note 7. Long-term debt

The Company's long-term debt is summarized as follows:

                                                             December 31,
                                                           1994        1993

        Obligation under industrial
          development revenue bonds                         $200      $  666
        Other mortgage notes and loans
          with interest at varying rates                     557         627

        Total                                                757       1,293

        Less current maturities                              240         536

        Total long-term debt                                $517        $757

The final payment on the industrial development revenue bond is due October 1, 1995. The interest rate on the bond is approximately 80% of prime rate (prime rate was 8.5% at December 31, 1994).

Annual total maturities of principal on long-term debt are as follows:

                  Year ending
                  December 31,

                      1995                                            $240
                      1996                                              42
                      1997                                              43
                      1998                                              45
                      1999                                              47
                      Thereafter                                       340

                      Total                                           $757


Note 8. Leases

The Company leases certain property and equipment including retail sales facilities and regional sales offices under operating leases. Certain leases provide the Company with renewal options. Leases for retail sales facilities provide for minimum rentals plus contingent rentals based on sales volume.

Minimum future rental payments under noncancellable operating leases are as follows:

                    Year ending
                    December 31,

                    1995                                           $10,202
                    1996                                             9,148
                    1997                                             8,452
                    1998                                             7,608
                    1999                                             6,151
                    Thereafter                                      17,034

                    Total minimum lease payments                   $58,595
Total rent expense charged to operations for all operating leases is as follows:

                                                   Year Ended December 31,
                                               1994        1993         1992

         Minimum rentals                     $11,139      $7,718      $5,921
         Contingent rentals                      196         167         179

         Total rent expense                  $11,335      $7,885      $6,100


Note 9.  Income taxes

Income tax expense (credit) is comprised of the following:

                                                  Year Ended December 31,
                                               1994        1993        1992
         Current:
         Federal                              $5,653     $ 8,571     $ 8,155
         State and local                       1,231       1,735       1,800
                                               6,884      10,306       9,955
         Deferred                               (965)     (5,537)        435

         Total                                $5,919      $4,769     $10,390

The components of the Company's deferred tax asset and deferred tax liability include:

                                                               December 31,
                                                            1994        1993
                                                          [Assets (Liabilities)]
      Current deferred taxes:
        Accounts receivable allowances                     $ 1,402     $ 1,272
        Inventory valuation                                  2,835       2,129
        Accrued liabilities                                  5,994       3,714
        Restructuring costs                                    834       3,204
        Other                                                  445         397

        Total net current deferred tax asset               $11,510     $10,716

      Non-current deferred taxes:
        Depreciation                                       $(8,497)    $(8,266)
        Deferred employee benefits                           5,234       4,419
        Trademark                                              394         807
        Foreign loss carryforwards                           2,418       1,807
        Valuation allowance                                 (2,418)     (1,807)

        Total net long-term deferred tax liability         $(2,869)    $(3,040)


For financial reporting purposes, income before income taxes and cumulative effect of accounting change includes the following components:

                                                 Year Ended December 31,
                                               1994        1993        1992
       Pretax income (loss):
       United States                          $14,319     $11,704     $27,574
       Foreign                                 (1,361)     (2,412)     (1,448)

       Total                                  $12,958      $9,292     $26,126

A reconciliation of the federal statutory income tax rate to the effective tax rates reflected in the consolidated statements of income follows:

                                                    Year Ended December 31,
                                                1994        1993        1992
      Federal statutory tax rate                35.0%       35.0%       34.0%
      Differences resulting from:
        State and local income taxes, net
         of federal income tax benefit           4.5         4.1         4.2
      Foreign losses with no tax benefit         3.7         9.1         1.9
      Other                                      2.5         3.1         (.3)

      Total                                     45.7%       51.3%       39.8%



Note 10. Retirement plans

The Company  has defined  contribution and  defined  benefit pension  plans
covering  substantially all employees.   Charges to operations  by the Company
for these pension plans totaled $4,309, $4,621, and $4,477 for 1994, 1993 and 1992, respectively.

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

The benefits provided are based primarily on years of service and average compensation. The pension plans' assets are comprised primarily of listed securities, bonds, treasury securities, commingled equity and fixed income investment funds and cash equivalents. Plan assets included 7,000 shares of OshKosh B'Gosh, Inc. Class A common stock at December 31, 1993 and 9,500 and 5,000 shares of OshKosh B'Gosh, Inc. Class B common stock at December 31, 1994 and 1993, respectively, with a total market value of approximately $128 and $236 at December 31, 1994 and 1993, respectively.

The Company's funding policy for qualified plans is to contribute amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements consistent with the funding requirements of federal laws and regulations.

The actuarial computations utilized the following assumptions.

                                                           December 31,
                                                 1994       1993        1992

      Discount rate                              7.5%        7.0%    7.0-7.5%
      Expected long-term rate
         of return on assets                     8.0%        7.0%    7.5-8.0%
      Rates of increase in
         compensation levels                   0-4.5%      0-4.5%      0-5.5%


Net periodic pension cost was comprised of:

                                                      December 31,
                                              1994        1993        1992
      Service cost - benefits
        earned during the period             $2,212      $2,318      $2,309
      Interest cost on projected
        benefit obligations                   1,888       1,808       1,601
      Actual return on plan assets           (1,118)     (1,708)     (1,037)
      Net amortization and deferral             552       1,259         636

      Net periodic pension cost              $3,534      $3,677      $3,509

The following table sets forth the funded status of the Company's defined benefit plans and the amount recognized in the Company's consolidated balance sheets. The funded status of plans with assets exceeding the accumulated benefit obligation (ABO) is segregated by column from that of plans with the ABO exceeding assets.

                                                     December 31,
                                               1994                1993
                                          Assets    ABO      Assets    ABO
                                          Exceed   Exceeds   Exceed   Exceeds
                                            ABO    Assets      ABO    Assets
        Actuarial present value of
          benefit obligations:
          Vested benefits                 $ 9,365  $ 6,599   $ 9,051  $ 6,308
          Nonvested benefits                  916      313     1,604      449

          Total accumulated benefit
            obligation                     $10,281  $ 6,912   $10,655  $ 6,757

          Projected benefit obligation     $19,334  $ 7,244   $22,299  $ 6,835

        Plan net assets at fair value       12,451    2,980    12,070    2,777

        Projected benefit obligation in
           excess of plan net assets        (6,883)  (4,264)  (10,229)  (4,058)

        Unamortized transition asset        (1,382)     (20)   (1,535)     (23)

        Unrecognized prior service
           cost                              2,586    3,022     2,821    2,867

        Unrecognized net (gain) loss          (604)    (679)    3,546     (592)

        Adjustment to recognize
           minimum liability                  -      (2,000)     -      (2,200)

        Accrued pension liability
           at December 31                  $(6,283) $(3,941)  $(5,397) $(4,006)


Defined contribution plan - The Company maintains a defined contribution retirement plan covering certain salaried employees. Annual contributions are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for contributions under this plan totaled $531, $565 and $658 for 1994, 1993 and 1992, respectively.

The Company also has a supplemental retirement program for designated employees. Annual provisions to this unfunded plan are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for additions to this plan totaled $244, $379 and $310 for 1994, 1993 and 1992, respectively.

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

The following table sets forth the funded status of the plan and the postretirement benefit cost recognized in the Company's consolidated balance sheets:

                                                               December 31,
                                                             1994       1993

     Accumulated postretirement benefit obligation:
        Retirees                                            $  159     $  119
        Fully eligible active plan participants                169        216
        Other active plan participants                         523        670

                                                               851      1,005
        Plan assets                                           -          -
        Unrecognized net gain                                  497        281

        Accrued postretirement benefit cost                 $1,348     $1,286

Net periodic postretirement benefit cost was comprised of:

                                                   Year Ended December 31,
                                                  1994       1993       1992

        Service cost - benefits attributed
          to employee service during the year      $ 67       $ 98       $119
        Interest cost on accumulated
           postretirement benefit obligation         53         61         75
        Net amortization and deferral               (38)       (18)       -

        Net periodic postretirement benefit
            cost                                     $82       $141       $194

The discount rate used in determining the accumulated postretirement benefit obligation was 7% in 1994 and 1993. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12%, declining gradually to 6% by 2012 and then declining further to an ultimate rate of 4% by 2022.

The health care cost trend rate assumption has a significant impact on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation at December 31, 1994 by approximately $108 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by approximately $13.


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

The Company's customers  are not  concentrated in  any specific  geographic
region.    In 1993,  sales to  a  customer, as  a percentage  of  total sales,
amounted  to  approximately 10%.    In  1992, sales  to  two  customers, as  a
percentage of total sales, amounted to approximately 12% each.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 5, 1995.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 5, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 5, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 5, 1995.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)   (1) Financial Statements
        Financial statements for OshKosh B'Gosh, Inc. listed in the Index to Financial Statements and Supplementary Data on page 17 are filed as part of this Annual Report.

        (2)    Financial Statement Schedules:
        Schedule II - Valuation and Qualifying Accounts                   F-1

        Schedules  not  included  have  been omitted  because  they  are  not
        applicable  or   the  required   information  is   included  in   the
        consolidated financial statements and notes thereto.

        (3)    Index to Exhibits

  (b)   Reports on Form 8-K
         None.

(3)  Exhibits

  3.1 Certificate of Incorporation of OshKosh B'Gosh, Inc., as restated, October 20, 1988, previously filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File Number 0-13365, is incorporated herein by reference.

  3.2  By-laws of OshKosh B'Gosh, Inc., as amended through the date hereof.

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

*10.7 OshKosh B'Gosh, Inc. Officers Medical and Dental Reimbursement Plan, as amended.

 10.8 Lease Agreement between OshKosh B'Gosh, Inc. and City of Oshkosh, Wisconsin, dated as of March 1, 1975, previously filed as Exhibit 10.13 to the Registrant's Registration Statement No. 2-96586 on Form S-1, is incorporated herein by reference.

*Represents  a   plan  that  covers  compensation,   benefits  and/or  related
 arrangements for executive management.

 10.9 Acknowledgement and Guaranty Agreement between City of Liberty, Casey County, Kentucky and OshKosh B'Gosh, Inc., dated October 4, 1984, and related Contract of Lease and Rent dated as of November 26, 1968, previously filed as Exhibit 10.14 to the Registrant's Registration Statement No. 2-96586 on Form S-1, is incorporated herein by reference.

 10.10 Loan Agreement between OshKosh B'Gosh, Inc. and City of Oshkosh, Wisconsin, dated as of October 1, 1985, previously filed as Exhibit
        10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File Number 0-13365, is incorporated herein by reference.

 10.11 Indemnity Agreement between OshKosh B'Gosh, Inc. and William P. Jacobsen (Vice President and Treasurer of OshKosh B'Gosh, Inc.) dated as of June 8, 1987, previously filed as Exhibit 10.16 to the
        Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File Number 0-13365, is incorporated herein by reference. (Note: Identical agreements have been entered into by the Company with each of the following officers: Charles F. Hyde, Thomas R. Wyman, John F. Beckman, Anthony S. Giordano, Douglas W. Hyde, Michael D. Wachtel, and Kenneth H. Masters).

*10.12 Employment agreement dated December 14, 1989 and effective February 1, 1990, between OshKosh B'Gosh, Inc. and Harry M. Krogh, previously filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File Number 0-13365, is incorporated herein by reference.

*10.13 OshKosh B'Gosh, Inc. Executive Non-Qualified Profit Sharing Plan effective as of January 1, 1989, previously filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 0-13365, is incorporated herein by reference.

 10.14 Employment agreement dated and effective May 1, 1994, by and among OshKosh B'Gosh, Inc., Essex Outfitters, Inc. and Barbara Widder-Lowry.

 10.15 Employment agreement dated and effective May 1, 1994 by and among OshKosh B'Gosh, Inc., Essex Outfitters, Inc. and Paul A. Lowry.

 10.16  Credit  agreement  between  Oshkosh   B'Gosh,  Inc.  and   Firstar  Bank
        Milwaukee, N.A. and participating banks as amended, dated as of June 24, 1994.

*10.17  OshKosh B'Gosh, Inc. 1994 Incentive Stock Plan.

 10.18  OshKosh B'Gosh, Inc. 1995 Outside Directors' Stock Option Plan.

*Represents  a   plan  that  covers  compensation,   benefits  and/or  related
 arrangements for executive management.

 21. The following is a list of the subsidiaries of the Company as of December 31, 1994. The consolidated financial statements reflect the operations of all subsidiaries as they existed on December 31, 1994.

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

                Manufacturera International Apparel, S.A.    Honduras

                OshKosh B'Gosh Europe, S.A.                  France

                OshKosh B'Gosh International Sales, Inc.     Virgin Islands

                OshKosh B'Gosh Asia/Pacific Ltd.             Hong Kong

                OshKosh B'Gosh U.K. Ltd.                     United Kingdom

                OshKosh B'Gosh Deutschland GmbH              Germany

 27.  Financial Data Schedule

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                OSHKOSH B'GOSH, INC.


    By: /s/ DOUGLAS W. HYDE
        Chairman of the Board, President and Chief Executive Officer


    By: /s/ DAVID L. OMACHINSKI
        Vice President, Treasurer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Signature                     Title

            /S/ DOUGLAS W. HYDE           Chairman of the Board, President,
                                          Chief Executive Officer and Director

            /S/ MICHAEL D. WACHTEL        Executive Vice President,
                                          Chief Operating Officer and Director

            /S/ DAVID L. OMACHINSKI       Vice President, Treasurer, Chief
                                          Financial Officer and Director

            /S/ STEVEN R. DUBACK          Secretary and Director

            /S/ THOMAS R. WYMAN           Director

                         OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                                      Schedule II

Valuation and Qualifying Accounts
(Dollars in Thousands)

                                                Years Ended December 31,
                                              1994         1993       1992

Accounts Receivable - Allowances:
  Balance at Beginning of Period            $ 3,310       $2,265     $2,335
  Charged to Costs and Expenses               6,508        5,979      4,500
  Deductions - Bad Debts Written off,
    Net of Recoveries and Other
    Allowances                               (6,118)      (4,934)    (4,570)

  Balance at End of Period                  $ 3,700       $3,310     $2,265


                                                Years Ended December 31,
                                              1994         1993       1992

Restructuring Costs - Allowances:
  Balance at Beginning of Period            $ 8,186      $   422    $ 5,600
  Charged to Cost and Expenses                 -          10,836     (2,800)
  Actual Restructuring Costs Incurred        (5,805)      (3,072)    (2,378)

  Balance at End of Period                  $ 2,381      $ 8,186    $   422