Form 10-Q
period 1995-03-31
OSHKOSH B GOSH INC
filed 1995-04-24
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

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

            Yes  X                                    No

As of March 31, 1995, there were outstanding 11,895,787 shares of Class A Common Stock and 1,267,513 shares of Class B Common Stock.

                                   FORM 10-Q

                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                          Page

PART I.     Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets -
            March 31, 1995 and December 31, 1994                            3

            Unaudited Condensed Consolidated Statements
            of Income - Three Months Ended March 31, 1995
            and 1994                                                        4

            Unaudited Condensed Consolidated Statements
            of Cash Flow - Three Months Ended March 31, 1995
            and 1994                                                        5

            Notes to Condensed Consolidated
            Financial Statements                                            6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   7



Part II.    Other Information                                              10



Signatures                                                                 10

                      OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                   March 31,December 31,
                                                    1995          1994
                                                 (Unaudited)        *
ASSETS
Current assets
  Cash and cash equivalents                          $ 1,370    $ 10,514
  Accounts receivable                                 42,808      23,857
  Inventories                                         81,544      93,916
  Prepaid expenses and other current assets            9,823       2,510
  Deferred income taxes                               10,782      11,510
Total current assets                                 146,327     142,307

Property, plant and equipment                        115,733     119,950
  Less accumulated depreciation and
       amortization                                   48,691      50,121
Net property, plant and equipment                     67,042      69,829

Other assets                                           5,778       5,075

Total assets                                        $219,147    $217,211

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt              $    229         240
  Accounts payable                                     7,699       9,436
  Accrued expenses                                    29,068      30,168
Total current liabilities                             36,996      39,844

Long-term debt                                         7,744         517
Deferred income taxes                                  2,141       2,869
Employee benefit plan liabilities                     16,132      15,167

Shareholders' equity
  Preferred stock                                       --          --
  Common stock:
    Class A                                              119         122
    Class B                                               13          13
  Retained earnings                                  155,875     158,933
  Cumulative foreign currency translation adjustments    127       (254)
Total shareholders' equity                           156,134     158,814

Total liabilities and shareholders' equity          $219,147    $217,211

* Condensed from audited financial statements.



See notes to condensed consolidated financial statements.

                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                      Three Months Ended
                                                            March 31,

                                                      1995             1994

Net sales                                          $ 108,486         $  87,394
Cost of products sold                                 76,882            64,987

Gross profit                                          31,604            22,407

Selling, general and
  administrative expenses                             28,154            21,983

Operating income                                       3,450               424

Other income (expense):
  Interest expense                                     (205)             (158)
  Interest income                                        326               235
  Royalty income                                       1,044               919
  Other                                                  174               150

Net other income                                       1,339             1,146

Income before taxes                                    4,789             1,570

Income taxes                                           2,069               675

Net income                                          $  2,720          $    895


Average number of shares outstanding                  13,314            14,586

Net income per common share                         $    .20          $    .06

Cash dividends per common share
  Class A                                           $    .07           $ .1025
  Class B                                           $    .06          $    .09




See notes to condensed consolidated financial statements.

                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flow
                            (Dollars in thousands)
                                  (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     1995               1994

Cash flows from operating activities
  Net income for the period                       $    2,720         $     895
  Items in income not affecting cash                   3,377             2,490
  Changes in current assets                         (13,892)           (9,315)
  Changes in current liabilities                     (2,150)               578

Net cash used in operating activities                (9,945)           (5,352)


Cash flows from investing activities
  Property, plant and equipment additions            (1,613)           (1,876)
  Other                                                (444)             (376)
  Proceeds from disposal of assets                     1,423               976

Net cash used by investing activities                  (634)           (1,276)


Cash flows from financing activities
  Net increase in long-term borrowings                 7,400               --
  Net increase in short-term borrowings                  --              6,500
  Payments of long-term debt                           (184)              (34)
  Cash dividends paid                                  (923)           (1,478)
  Repurchase of common stock                         (4,858)              --

Net cash provided by financing activities              1,435             4,988


Net decrease in cash and cash equivalents           $(9,144)          $(1,640)







See notes to condensed consolidated financial statements.

                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 1.  Basis of Presentation

The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, the results of operations for the three-month periods ended March 31, 1995 and 1994 and cash flows for the three-month periods ended March 31, 1995 and 1994.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report.






Note 2.  Inventories

A summary of inventories follows:

                                                   March 31,      December 31,
                                                     1995              1994
                                                      (Dollars in thousands)

Finished goods                                       $62,393           $75,187
Work in process                                        6,411             7,410
Raw materials                                         12,740            11,319

Total                                                $81,544           $93,916

The replacement cost of inventory exceeds the above LIFO costs by $16,632 and $16,122 at March 31, 1995 and December 31, 1994.






                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended March 31, 1995 were $108.5 million, an increase of $21.1 million (24.1%) over 1994 first quarter sales of $87.4 million. The Company's domestic wholesale business of approximately $74.8 million for the first quarter of 1995 was 15.4% more than 1994 first quarter sales of approximately $64.8 million, with a corresponding increase in unit shipments of approximately 17.7%. The increase in domestic wholesale unit shipments was a result of a number of factors. Improved product design during 1994 contributed to better "sell-thrus" and margins for a majority of our wholesale customers, and resulted in our Spring 1995 children's fashion offering being well received. In addition, Company initiatives undertaken during 1994 resulted in significantly improved shipping performance to customers. The Company currently anticipates that unit shipments of its Fall 1995 wholesale product offering, shipped primarily during the third quarter of 1995 will exceed Fall 1994 by over 10%. Early indications of acceptance of the Company's Holiday 1995 children's fashion offering have also been promising. Accordingly, the Company anticipates that its domestic wholesale unit shipments for the remaining three quarters of 1995 (primarily the second half of 1995) will exceed units shipped for the same period in 1994.

Company retail sales at its Oshkosh B'Gosh branded outlet stores and Genuine Kids stores were approximately $22.7 million for the first quarter of 1995, a 58.7% increase over 1994 first quarter sales of approximately $14.3 million. This retail sales increase was primarily driven by the opening of an additional 46 retail stores during 1994 and 8 store openings during the first quarter of 1995. The Company's comparable store sales for the first quarter of 1995 were up approximately 1%. The Company anticipates continued expansion in its retail business during 1995 and is currently on target with its planned opening of an additional 35 retail stores in all of 1995. Accordingly, the Company anticipates further increases in its retail sales through the balance of 1995 as compared to 1994.

The Company's gross profit margin as a percent of sales improved to 29.1% in the first quarter of 1995, compared with 25.6% in the first quarter of 1994. This gross margin improvement was due primarily to both the impact of the Company's increased retail sales at higher gross margins relative to its domestic wholesale business along with modest improvement in the domestic wholesale business gross profit margin. In addition, the Company's gross margin during the first quarter of 1994 was adversely affected by poor weather conditions during the months of January and February which were disruptive to production schedules. With the anticipated continued growth of the Company's retail business during 1995, capacity reduction initiatives implemented during 1994 and early 1995 combined with increased utilization of contracted manufacturing resources outside of the United States, the Company anticipates further improvement in its gross profit margins for the remainder of 1995 as compared to the last three quarters of 1994.

Selling, general and administrative expenses for the first quarter of 1995 increased $6.2 million over the first quarter, 1994. As a percent of net sales, selling, general and administrative expenses were 26.0% in the first quarter of 1995, up from 25.2% in the first quarter of 1994. The primary reason for the increased selling, general and administrative expenses is the Company's continuing expansion of its retail business. In addition, the Company's increasing focus on its international operations and development of its catalog division have added selling, general and administrative costs. Continued expansion of the Company's retail business, along with further development of its foreign operations and catalog division, will result in higher selling, general and administrative expenses in relation to its net sales for the remainder of 1995 as compared to the last three quarters of 1994.

The Company's net other income for the first quarter of 1995 was $1.3 million, compared to $1.1 million in the first quarter of 1994. This increase resulted primarily from increased royalty income, net of expenses, related primarily to higher royalty payments from foreign licensees. The Company's effective tax rate was 43.2% for the first quarter of 1995 and 43.0% for the comparable period in 1994.

SEASONALITY

The Company's business is increasingly seasonal, with highest sales and income in the third quarter which is the Company's peak retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest both because of relatively low domestic wholesale unit shipments and relatively modest retail outlet store sales during this period. The Company anticipates this seasonality trend to continue to impact the remaining three quarters of 1995 sales and income. As a result of this increased seasonality of business, the Company currently anticipates incurring a net loss in the second quarter of 1995 in excess of the net loss incurred during the second quarter of 1994. Results of operations of the first quarter of 1995 are not necessarily indicative of anticipated quarterly results through the balance of the year.

FINANCIAL  CONDITION AND LIQUIDITY

The Company's financial condition remains strong. Net working capital at March 31, 1995 was $109.3 million, as compared to $102.5 million at the end of 1994 and $113.2 million at March 31, 1994. The Company's current ratio was
4.0 to 1 at March 31, 1995, compared to 3.6 to 1 at the end of 1994 and 3.4 to 1 at March 31, 1994.

In June 1994, the Company announced a stock repurchase program for up to 1,500,000 shares of its Class A common stock in open market transactions at prevailing prices. Through March 31, 1995, the Company has repurchased 1,442,500 shares of its Class A common stock for approximately $20 million.

At March 31, 1995, the Company had approximately $7.7 million of long-term debt outstanding as compared to $.5 million at year end 1994 and $.8 million at March 31, 1994. The increase in long-term indebtedness outstanding at March 31, 1995 is the result of Company borrowings under its revolving credit arrangement being used primarily for the stock repurchase program. The Company's long-term debt as a percentage of total capitalization (long-term debt plus shareholders' equity) was 4.7% and 0.4% at March 31, 1995 and 1994, respectively.

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


                             OSHKOSH B'GOSH, INC.




Date:  4/24/95                /S/DOUGLAS W. HYDE
                              Chairman of the Board, President,
                              Chief Executive Officer, and Director



Date:  4/24/95                /S/DAVID L. OMACHINSKI
                              Vice President-Finance, Treasurer,
                              Chief Financial Officer, and Director