Form 10-Q
period 1995-06-30
OSHKOSH B GOSH INC
filed 1995-07-25
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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

     Yes     X      No

As of June 30, 1995, there were outstanding 11,513,287 shares of Class A Common Stock and 1,267,513 shares of Class B Common Stock.
                                   FORM 10-Q

                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            Page

Part I.              Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -- June                       3
          30, 1995 and December 31, 1994

          Unaudited Condensed Consolidated Statements                         4
          of Income -- Three Months and Six Months Ended
          June 30, 1995 and 1994

          Unaudited Condensed Consolidated Statements of                      5
          Cash Flow -- Six Months Ended June 30, 1995 and
          1994

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial                   7
          Condition and Results of Operations


Part II.  Other Information                                                  10


Signatures                                                                   10
                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                        June 30,   December 31,
                                                          1995         1994
                                                       (Unaudited)      *
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                        $      814   $     10,514
    Accounts receivable                                  32,499         23,857
    Inventories                                         113,038         93,916
    Prepaid expenses & other current assets              11,079          2,510
    Deferred income taxes                                 8,087         11,510
                                                     -----------   ------------
TOTAL CURRENT ASSETS                                    165,517        142,307

Property, plant & equipment                             117,057        119,950
    Less accumulated depreciation and amortization       50,447         50,121
                                                     -----------   ------------
NET PROPERTY, PLANT AND EQUIPMENT                        66,610         69,829

OTHER ASSETS                                              5,724          5,075
                                                     -----------   ------------
 TOTAL ASSETS                                        $  237,851   $    217,211
                                                     ===========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt             $      229    $       240
    Accounts payable                                      7,320          9,436
    Accrued expenses                                     30,194         30,168
                                                     -----------   ------------
TOTAL CURRENT LIABILITIES                                37,743         39,844

LONG TERM DEBT                                           33,996            517
DEFERRED INCOME TAXES                                     2,041          2,869
EMPLOYEE BENEFIT PLAN LIABILITIES                        17,147         15,167

SHAREHOLDERS' EQUITY
    Preferred stock                                          --             --
    Common tock:
       Class A                                              115            122
       Class B                                               13             13
    Retained earnings                                   147,073        158,933
    Cumulative foreign currency translation adjustments   (277)          (254)
                                                    ------------  -------------
TOTAL SHAREHOLDERS' EQUITY                              146,924        158,814
                                                     -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   237,851   $   217,211
                                                    ============  ============

 * Condensed from audited financial statements.

See notes to condensed financial statements.







                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                      Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                       1995       1994        1995        1994
                                       ----       ----        ----        ----
NET SALES                            $74,934     $66,158    $183,420   $153,552

COST OF PRODUCTS SOLD                 50,000      46,720     126,882    111,707
                                     -------    --------    --------   --------
GROSS PROFIT                          24,934      19,438      56,538     41,845

SELLING, GENERAL AND
           ADMINISTRATIVE EXPENSES    28,670      20,862      56,824     42,845
                                     -------    --------    --------   --------
OPERATING INCOME (LOSS)               (3,736)     (1,424)       (286)    (1,000)
                                     -------    --------    --------   --------
OTHER INCOME (EXPENSE):
    Interest expense                    (346)       (167)       (551)      (325)
    Interest income                      337         233         663        468
    Royalty income                       378         185       1,422      1,104
    Other                                 28        (129)        202         21
                                     -------    --------    --------   --------

OTHER INCOME -- NET                      397         122       1,736      1,268
                                     -------    --------    --------    -------
INCOME (LOSS) BEFORE TAXES            (3,339)     (1,302)      1,450        268

INCOME TAXES                          (1,460)       (560)        609        115
                                     -------     -------    --------    -------
NET INCOME (LOSS)                    $(1,879)    $  (742)   $    841    $   153
                                     =======     =======    ========    =======


AVERAGE NUMBER OF SHARES OUTSTANDING  12,995      14,547      13,163     14,566

NET INCOME (LOSS) PER COMMON SHARE   $ (0.14)    $ (0.05)    $  0.06    $  0.01
                                     -------     -------     -------    -------

CASH DIVIDEND PER COMMON SHARE
    Class A                          $  0.07     $0.1025     $  0.14    $ 0.205
    Class B                          $  0.06     $  0.09     $  0.12    $  0.18

See notes to condensed consolidated financial statements.





                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                  (Unaudited)
                                                      Six Months Ended
                                                          June 30,
                                               1995                   1994
                                           --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income for the period              $         841       $         153
    Items in income not affecting cash             9,808               7,396
    Changes in current assets                    (36,333)            (27,315)
    Changes in current liabilities                (1,552)             (2,169)
                                           -------------       -------------
NET CASH USED IN OPERATING ACTIVITIES            (27,236)            (21,935)
                                           -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Property, plant and equipment additions       (4,090)             (5,979)
    Other                                         (1,027)               (360)
    Proceeds from disposal of assets               1,893               1,119
                                            ------------       -------------
NET CASH USED IN INVESTING ACTIVITIES             (3,224)             (5,220)
                                            ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in long-term borrowings          33,652                  --
    Net increase in short-term borrowings             --              26,638
    Payments of long-term debt                      (184)               (303)
    Cash dividends paid                           (1,825)             (2,958)
    Repurchase of common stock                   (10,883)             (8,647)
                                            ------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES         20,760              14,730
                                            ------------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS   $     (9,700)      $     (12,425)
                                            ============       =============



See notes to condensed consolidated financial statements.






                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three-month and six-month periods ended June 30, 1995 and 1994.

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

Note 2.  Inventories

A summary of inventories follows:
                                        June 30,             December 31,
                                          1995                 1994
                                        ----------          -----------
                                           (Dollars in thousands)

Finished goods                          $ 88,136              $ 75,187
Work in process                           14,723                 7,410
Raw materials                             10,179                11,319
                                       ---------               -------

Total                                   $113,038              $ 93,916
                                        ========              ========

The replacement cost of inventory exceeds the above LIFO costs by $17,142 and $16,122 at June 30, 1995 and December 31, 1994.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended June 30, 1995, were $74.9 million, an increase of $8.7 million (13.3%) over 1994 second quarter sales of $66.2 million. Consolidated net sales for the six months ended June, 30, 1995, were $183.4 million, an increase of $29.8 million (19.5%) over the first six months of 1994 sales of $153.6 million. The Company's domestic wholesale business of approximately $43.0 million for the second quarter of 1995 was approximately 3.8% less than 1994 second quarter domestic wholesale sales of approximately $44.7 million, with a corresponding decrease in unit shipments of approximately 1.2%. For the six month period ended June 30, 1995, sales of domestic wholesale products were approximately $117.8 million, a 7.6% increase from the comparable period sales in 1994 of approximately $109.5 million, with a corresponding increase in unit shipments of approximately 10.1%. The slight decrease in unit shipments during the Company's second quarter of 1995 as compared to 1994 was due primarily to a reduction in the amount of closeout merchandise required to be disposed of during the quarter. Shipments of first quality fashion garments were up slightly during the second quarter of 1995 when compared to 1994. The increase in the year-to-date domestic wholesale unit shipments was a result of a number of factors. Improved product design during 1994 contributed to better `sell-thrus'' and margins for a majority of our wholesale customers, and resulted in significantly higher Spring 1995 children's fashion shipments. In addition, Company initiatives undertaken during 1994, and continuing in 1995, resulted in significantly improved shipping performance to customers.

The Company currently anticipates that unit shipments of its Fall 1995 wholesale product offering, shipped primarily during the third quarter of 1995, will exceed Fall 1994 by over 13%. The Company's Holiday 1995 children's fashion offering, shipped from September through the fourth quarter, should also significantly exceed Holiday 1994. Accordingly, the Company anticipates that its domestic wholesale unit shipments for the remaining two quarters of 1995 will exceed units shipped for the same period in 1994.

Company retail sales at its OshKosh B'Gosh branded outlet stores and Genuine Kids stores were approximately $26.0 million for the second quarter of 1995, a 56.6% increase over 1994 second quarter retail sales of approximately $16.6 million. For the six month period ended June 30, 1995, Company retail sales were approximately $48.7 million, a 57.6% increase over the first six months of 1994 retail sales of approximately $30.9 million. Retail sales increases were primarily driven by the opening of an additional forty-six retail stores during 1994 and twenty-two store openings during the first half of 1995, along with an increase in comparable store sales during the first six months of 1995 of approximately 9%. The Company anticipates continued expansion in its retail business during 1995 and currently anticipates the opening of an additional thirteen stores during the remainder of the year. Accordingly, the Company anticipates further increases in its retail sales through the balance of 1995 as compared to 1994.

The Company's gross profit margin as a percent of sales improved to 33.3% in the second quarter of 1995, compared with 29.4% in the second quarter of 1994. For the six months ended June 30, 1995, gross margin as a percent of sales was 30.8% compared to 27.3% for the first six months of 1994. The Company's gross margin improvement for the three and six month periods ending June 30, 1995, was due primarily to both the impact of the Company's increased retail sales at higher gross margins relative to its domestic wholesale business, along with modest improvement in the domestic wholesale business gross profit margin. With the anticipated continued growth of the Company's retail business during 1995, capacity reduction initiatives during 1994 and 1995 (including the Company's recently announced closure of its Marrowbone, Kentucky manufacturing facility) combined with increased utilization of contract and manufacturing resources outside of the United States, the Company anticipates further improvement in its gross margins for the remaining two quarters of 1995 as compared to the last two quarters of 1994.

Selling, general and administrative expenses for the three month and six month periods ended June 30, 1995 increased $7.8 million dollars and $14.0 million over the three month and six month periods ended June 30, 1994, respectively. Selling, general and administrative expenses, as a percent of net sales, were 38.3% and 31.0% for the three month and six month periods ended June 30, 1995, up from 31.5% and 27.9% in the comparable periods of 1994. The primary reason for this increase is the Company's expansion of its retail business. In addition, the Company's increasing focus on it international operations and development of its catalog division have added selling, general and administrative cost. Continued expansion of the Company's retail business, along with further development of its foreign operations and catalog division, will result in higher selling, general and administrative expenses in relation to its net sales for the remainder of 1995 as compared to the last two quarters of 1994.

The Company's other income for the second quarter of 1995 was $.4 million, compared to $.1 million in the second quarter of 1994. This increase resulted primarily from increased royalty income, net of expenses, from its licensees. The Company's effective tax rate for the first six months of 1995 was 42.0% compared to 43.0% for the comparable period in 1994.

SEASONALITY

The Company's business is increasingly seasonal, with highest sales and income in the third quarter which is the Company's peak retail selling season at its retail outlet stores as well as a strong wholesale shipping period. The Company's sales and income are lowest in the second quarter because of relatively low domestic wholesale unit shipments and relatively modest retail outlet store sales during this period. Accordingly, the Company has incurred net losses during the second quarter of 1995 and 1994. Results of operations for the Company's first quarter and second quarter of 1995 are not indicative of anticipated quarterly results through the balance of the year.

FINANCIAL CONDITION AND LIQUIDITY

The Company's financial condition remains strong. Net working capital at June 30, 1995 was $127.8 million, as compared to $102.5 million at the end of 1994 and $102.2 million at June 30, 1994. The Company's current ratio was 4.4 to 1 at June 30, 1995, compared to 3.6 to 1 at the end of 1994 and 2.6 to 1 at June 30, 1994. The Company's long-term debt as a percentage of total capitalization (long-term debt plus shareholders' equity) was 18.8% and 0.4% at June 30, 1995 and 1994, respectively.

The Company's substantial increase in working capital and significant increase in long-term debt at June 30, 1995, relates directly to the Company's three year, unsecured revolving credit line that was arranged during 1994. This multi-year agreement results in the Company's seasonal working capital borrowings, which are generally high at June 30, being classified as long-term debt in 1995 as compared to short-term debt under similar, but short-term bank arrangements in existance during 1994.

In addition, in June 1994 the Company announced a stock repurchase program for up to 1,500,000 shares of its Class A common stock in open market transactions at prevailing prices. During the second quarter of 1995, the Company announced increases in its stock repurchase program for up to an additional 650,000 shares of its Class A common stock. Through June 30, 1995, the Company has repurchased 1,825,000 shares of its Class A common stock for approximately $26 million.



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


                              OSHKOSH B'GOSH, INC.



Date:  7/24/95                /S/DOUGLAS W. HYDE
                              Chairman of the Board, President
                              Chief Executive Officer and Director




Date:  7/24/95                /S/DAVID L. OMACHINSKI
                              Vice President-Finance, Treasurer,
                              Chief Financial Officer and Director