Form 10-Q/A
period 1995-06-30
OSHKOSH B GOSH INC
filed 1995-10-24
CIK 75042

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                               AMENDMENT NO. 1 TO


     x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

                               OR

     o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to

                         Commission File Number 0-13365

                              OSHKOSH B'GOSH, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                     39-0519915
    (State or other jurisdiction of(IRS Employer Identification No.)
     incorporation or organization)


  112 Otter Avenue, Oshkosh, Wisconsin         54901
(Address of principal executive offices)     (Zip Code)


                                 (414) 231-8800
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X                                           No


     As of June 30, 1995 there were outstanding 11,513,287 shares of Class A Common Stock and 1,267,513 shares of Class B Common Stock.


                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                AMENDMENT NO. 1
                                       TO
                              QUARTERLY REPORT ON
                                   FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1995


     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 to include Item 4 therein, as follows:

                   PART II - OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The registrant's annual meeting of stockholders was held on May 5, 1995 (the "1995 Annual Meeting"). A majority of the shares of each class of the registrant's Common Stock, represented in person or by proxy, was required to constitute a quorum for action to be taken by such class. A total of 10,360,004 shares of Class A Common Stock and 1,018,446 shares of Class B Common Stock were represented, in person or by proxy, at the 1995 Annual Meeting, constituting a quorum of each class.

     With respect to the election of Class A Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

     Nominee                       Votes in Favor      Votes Withheld
     -------                       --------------      --------------


     Orren J. Bradley           10,254,545              105,459

     Jerry M. Hiegel            10,253,119              106,885


     With respect to the election of Class B Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

     Nominee                       Votes in Favor      Votes Withheld
     -------                       --------------      --------------


     Charles F. Hyde, Jr.        1,011,667                6,779

     Thomas R. Wyman             1,011,667                6,779

     Douglas W. Hyde             1,012,167                6,279

     Michael D. Wachtel          1,011,537                6,909

     David L. Omachinski         1,012,167                6,279

     Steven R. Duback            1,012,167                6,279

     Judith D. Pyle              1,012,167                6,279



     Directors are elected by a plurality of the votes of the shares of the class entitled to elect such directors, present in person or represented by proxy at the meeting. "Plurality" means that the individuals who receive the largest number of votes are elected as directors up to the maximum number of directors to be chosen at the meeting. There were no nominees for director other than management's nominees identified above. Accordingly, each such nominee received a plurality of the votes cast by shares of the class indicated and, therefore, was elected.

     The stockholders also voted to approve the OshKosh B'Gosh, Inc. 1994 Incentive Stock Plan (the "1994 Plan") at the 1995 Annual Meeting. The purpose of the 1994 Plan is to provide an incentive to key employees of the registrant and its subsidiaries to improve corporate performance on a long-term basis, and to attract and retain key employees. The 1994 Plan is limited to 1,400,000 shares of Class A Common Stock, subject to appropriate adjustments in the event the registrant, among other things, declares a stock dividend, stock split or similar change affecting the Class A Common Stock. Pursuant to the registrant's Restated Certificate of Incorporation, as amended, only the holders of the Class B Common Stock were entitled to vote on approval of the 1994 Plan. The results of the vote were as follows:

     Votes For   Votes Against   Abstentions      Broker Non-Votes
     ---------   -------------   -----------      ----------------
     925,133       48,137          5,305             39,871

     The affirmative vote of the majority of the shares of Class B Common Stock present in person or represented by proxy at the meeting was required for approval of the 1994 Plan. Since abstentions are considered as shares present and entitled to vote but are not counted as affirmative votes cast on a given matter, they had the effect of an "against" vote with respect to the 1994 Plan.
 Because broker non-votes are not considered to be shares entitled to vote, such broker non-votes had no effect on the voting with respect to the 1994 Plan. The 1994 Plan received the affirmative vote of more than a majority of the shares of Class B Common Stock present in person or represented by proxy at the meeting and, consequently, the 1994 Plan was approved by the stockholders.

     The stockholders also voted to approve the OshKosh B'Gosh, Inc. 1995 Outside Directors' Stock Option Plan (the "1995 Plan") at the 1995 Annual Meeting. The purpose of the 1995 Plan is to provide an incentive for directors of the registrant who are not active full-time employees of the registrant or a subsidiary to improve corporate performance on a long-term basis. A maximum of 70,000 shares of the registrant's Class A Common Stock may be issued pursuant to the exercise of options granted under the 1995 Plan, subject to adjustment in the event of a stock dividend, stock split, recapitalization or other similar change affecting the Class A Common Stock. Pursuant to the registrant's Restated Certificate of Incorporation, as amended, only the holders of the Class B Common Stock were entitled to vote on approval of the 1995 Plan. The results of the vote were as follows:

     Votes For   Votes Against   Abstentions      Broker Non-Votes
     ---------   -------------   -----------      ----------------


     957,608      15,132           5,835             39,871

     The affirmative vote of the majority of the shares of Class B Common Stock present in person or represented by proxy at the meeting was required for approval of the 1995 Plan. Since abstentions are considered as shares present and entitled to vote but are not counted as affirmative votes cast on a given matter, they had the effect of an "against" vote with respect to the 1995 Plan.
 Because broker non-votes are not considered to be shares entitled to vote, such broker non-votes had no effect on the voting with respect to the 1995 Plan. The 1995 Plan received the affirmative vote of more than a majority of the shares of Class B Common Stock present in person or represented by proxy at the meeting and, consequently, the 1995 Plan was approved by the stockholders.

     The final matter on which the registrant's stockholders voted at the 1995 Annual Meeting concerned a stockholder proposal regarding workplace policies.
In that proposal, a stockholder, the Amalgamated Clothing and Textile Workers Union, sought approval of a resolution urging the Board of Directors to commit to the goal of creating a high-performance workplace based on the policies of workplace democracy and meaningful worker participation, and to prepare a report at reasonable expense identifying the extent to which the registrant was implementing and/or planned to implement a high-performance workplace based on those policies, using the criteria set out in the United States Department of Labor's 1994 Report, Road to High-Performance Workplaces. Pursuant to the registrant's Restated Certificate of Incorporation, as amended, only the holders of the Class B Common Stock were entitled to vote on the stockholder proposal. The results of the vote were as follows:

     Votes For    Votes Against  Abstentions      Broker Non-Votes

     213,323        758,657        5,455             41,011

     The affirmative vote of the majority of the shares of Class B Common Stock present in person or represented by proxy at the meeting was required for approval of the stockholder proposal. Since abstentions are considered as shares present and entitled to vote but are not counted as affirmative votes cast on a given matter, they had the effect of an "against" vote with respect to the stockholder proposal. Because broker non-votes are not considered to be shares entitled to vote, such broker non-votes had no effect on the voting with respect to the stockholder proposal. The stockholder proposal did not receive the affirmative vote of a majority of the shares of Class B Common Stock present in person or represented by proxy at the meeting and, consequently, the stockholder proposal was not approved by the stockholders.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OSHKOSH B'GOSH, INC.



                                   By:/s/DAVID L. OMACHINSKI

                                   David L. Omachinski
                                   Vice President, Finance,
                                   Treasurer, Chief Financial
                                   Officer and Director

DATE:  October 24, 1995