Form 10-Q
period 1995-09-30
OSHKOSH B GOSH INC
filed 1995-10-25
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE     SECURITIES
EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

     Yes    X                           No

As of September 30, 1995, there were outstanding 11,188,787 shares of Class A Common Stock and 1,267,013 shares of Class B Common Stock.
                                      FORM 10-Q

                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                        INDEX

                                                               Page

     Part I.        Financial Information

     Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets --
               September 30, 1995 and December 31, 1994          3

               Unaudited Condensed Consolidated
               Statements of Income -- Three Months and Nine
               Months Ended September 30, 1995 and 1994          4

               Unaudited Condensed Consolidated Statements
               of Cash Flow -- Nine Months Ended September
               30, 1995 and 1994                                 5

               Notes to Condensed Consolidated Financial
               Statements                                        6

     Item 2. Management's Discussion and Analysis of Results 7 of Operations and Financial Condition.

     Part II.       Other Information                           10

     Signatures                                                 10

                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)

                                        September 30,              December  31,
                                            1995                          1994
                                        (Unaudited)                        *

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                   978          10,514

     Accounts receivable                      48,042          23,857

     Inventories                              96,961          93,916

     Prepaid expenses & other current assets   6,417           2,510

     Deferred income taxes                    10,540          11,510

TOTAL CURRENT ASSETS                         162,938         142,307

Property, plant & equipment                  118,785         119,950
     Less accumulated depreciation and        51,917          50,121
amortization
NET PROPERTY, PLANT AND EQUIPMENT             66,868          69,829

OTHER ASSETS                                   5,863           5,075

TOTAL ASSETS                                 235,669         217,211

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt        229             240
     Accounts payable                         11,931           9,436
     Accrued expenses                         40,836          30,168
TOTAL CURRENT LIABILITIES                     52,996          39,844

LONG TERM DEBT                                17,798             517
DEFERRED INCOME TAXES                          2,199           2,869
EMPLOYEE BENEFIT PLAN LIABILITIES             13,692          15,167

SHAREHOLDERS' EQUITY
     Preferred stock                            --              --
     Common stock:
           Class A                               112             122
           Class B                                13              13
     Retained earnings                       148,869         158,933
     Cumulative foreign currency translation
       adjustments                               (10)           (254)
TOTAL SHAREHOLDERS' EQUITY                   148,984         158,814

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   235,669         217,211

 * Condensed from audited financial
statements.

See notes to condensed consolidated
financial statements.



                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share amounts)
                                     (Unaudited)


                              Three Months Ended      Nine Months Ended
                                September 30,            September 30
                               1995         1994      1995       1994

NET SALES                     142,952     118,397    326,372     271,949

COST OF PRODUCTS SOLD          94,721      83,363    221,603     195,070

GROSS PROFIT                   48,231      35,034    104,769      76,879

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES        32,347      27,154     89,171      69,999
PLANT CLOSINGS                  2,700       --         2,700       --

OPERATING INCOME               13,184       7,880     12,898       6,880

OTHER INCOME (EXPENSE):
     Interest expense            (701)       (433)    (1,252)       (758)
     Interest income              308         253        971         721
     Royalty income             1,561       1,295      2,983       2,399
     Other                        403         255        605         276

OTHER INCOME -- NET              1,571       1,370      3,307       2,638

INCOME BEFORE TAXES             14,755       9,250     16,205       9,518

INCOME TAXES                     6,359       3,978      6,968       4,093

NET INCOME                       8,396       5,272      9,237       5,425
AVERAGE NUMBER OF SHARES
  OUTSTANDING                   12,689      13,887     13,003      14,338

NET INCOME PER COMMON SHARE       0.66        0.38       0.71        0.38

CASH DIVIDENDS PER COMMON
SHARE
     Class A                      0.07     0.1025        0.21      0.3075
     Class B                      0.06       0.09        0.18        0.27


     See notes to condensed consolidated financial statements.



                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                               (Dollars in thousands)
                                     (Unaudited)

                                                 Nine Months Ended
                                                  September 30,

                                               1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income for the period                  9,237          5,425
     Depreciation                               7,836          7,261
     Other items in income not affecting
       cash                                      (449)         2,190
     Changes in current assets                (31,137)       (19,941)
     Changes in current liabilities            13,163            149

NET CASH USED IN OPERATING ACTIVITIES          (1,350)        (4,916)


CASH FLOWS FROM INVESTING ACTIVITIES
     Property, plant and equipment additions   (7,700)        (8,030)
     Other                                     (1,095)          (243)
     Proceeds from disposal of assets           2,650          1,321


NET CASH USED IN INVESTING ACTIVITIES          (6,145)        (6,952)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in long-term borrowings      17,454         12,872
     Payments of long-term debt                  (184)          (305)
     Cash dividends paid                       (2,705)        (4,366)
     Repurchase of common stock               (16,606)       (11,302)


NET CASH USED IN FINANCING ACTIVITIES          (2,041)        (3,101)


NET DECREASE IN CASH AND CASH EQUIVALENTS      (9,536)       (14,969)


See notes to condensed consolidated
financial statements.


                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)




     Note 1.  Basis of Preparation

     The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994.

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

     Note 2.  Inventories

     A summary of inventories follows:

                    September 30,    December 31,
                       1995              1994
                      (Dollars in thousands)

Finished goods         68,037     75,187
Work in process        19,709      7,410
Raw materials           9,215     11,319

Total                  96,961     93,916



     The replacement cost of inventory exceeds the above LIFO costs by $17,652 and $16,122 at September 30, 1995 and December 31, 1994.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     RESULTS OF OPERATIONS

     Consolidated net sales for the three months ended September 30, 1995 , were $143.0 million, an increase of $24.6 million (20.7%) over 1994 third quarter sales of $118.4 million. Consolidated net sales for the nine months ended September 30, 1995, were $326.4 million, an increase of $54.4 million (20.0%) over the first nine months of 1994 sales of $271.9 million. The Company's domestic wholesale business of $83.6 million for the third quarter of 1995 was 13.0% more than 1994 third quarter domestic wholesale sales of $74.0 million, with a corresponding increase in unit shipments of approximately 16.5%. For the nine month period ended September 30, 1995, sales of domestic wholesale product were $201.4 million, a 9.8% increase from the comparable period sales in 1995 of $183.5 million, with a corresponding increase in unit shipments of approximately 12.9%. The increase in the third quarter and year-to-date domestic wholesale unit shipments was a result of a number of factors. Improved product design during 1994 contributed to better `sell-thrus'' and margins for a majority of our wholesale customers, and resulted in significantly higher Spring 1995 (shipped primarily during the Company's first quarter) and Fall Back-to-School (shipped primarily during the Company's third quarter) children's fashion shipments. In addition, Company initiatives undertaken during 1994, and continuing in 1995, resulted in significantly improved shipping performance to customers on Spring and Fall Back-to-School orders.

     The Company has recently experienced some difficulties in coordinating the transition of its sourcing strategy (which calls for increasing sourcing of its product from offshore contractors). These difficulties have resulted in the inability of the Company to make timely deliveries on certain holiday orders to its customers. With a relatively weak apparel market in general, the Company is experiencing some order cancellations. The Company currently anticipates that unit shipments in the fourth quarter of 1995 will exceed the fourth quarter of 1994 by over 5%. The Company's preliminary outlook for 1996 indicates that unit shipments of domestic wholesale product will be generally flat as compared with 1995. Company management is in the process of implementing adjustments to its sourcing plan and anticipates improved shipping performance in early 1996.

     Company retail sales at its OshKosh B'Gosh branded outlet stores and Genuine Kids stores were approximately $45.1 million for the third quarter of 1995, a 34.6% increase over 1994 third quarter retail sales of approximately $33.5 million. For the nine month period ended September 30, 1995, Company retail sales were $93.8 million, a 45.7% increase over the first nine months of 1994 retail sales of $64.4 million. Retail sales increases were primarily driven by the opening of an additional forty-six retail stores during 1994 and thirty-one store openings during the first nine months of 1995. Comparable store sales for the three and nine month periods ended September 30, 1995 were down 1.1% and up 4.3%, respectively. The Company anticipates the opening of an additional four stores during the remainder of 1995. The Company anticipates further increases in its retail sales through the balance of 1995 as compared to 1994. Preliminary plans for 1996 call for the opening of approximately fourteen new retail stores and the closing of eight to ten unprofitable stores. Accordingly, the Company anticipates a slowdown in its retail sales growth rate for 1996 as compared to 1995 and 1994.

     The Company's gross profit margin as a percent of sales improved to 33.7% in the third quarter of 1995, compared with 29.6% in the third quarter of 1994. For the nine months ended September 30, 1995, gross margin as a percent of sales was 32.1% compared to 28.3% for the first nine months of 1994. The Company's gross margin improvement for the three and nine month periods ended September 30, 1995, was due primarily to both the impact of the Company's increased retail sales at higher gross margins along with improvement in the domestic wholesale business gross profit margin. With the anticipated growth of the Company's retail business during the remainder of 1995, manufacturing capacity reduction initiatives during 1994 and 1995 combined with increased utilization of contract manufacturing resources outside of the United States, the Company anticipates further improvement in its gross margins for the fourth quarter of 1995. The Company anticipates that its continued focus on manufacturing capacity reduction (including the Company's recently announced closure of its Hermitage Springs and McEwen, Tennessee manufacturing facilities currently scheduled to be closed in early 1996) should result in continued improvement in its gross margins during 1996.

     Selling, general and administrative expenses for the three month and nine month periods ended September 30, 1995 (excluding the $2.7 million charge for plant closures announced in September) increased $5.2 million and $19.2 million over the three month and nine month periods ended September 30, 1994, respectively. These expenses, as a percent of sales, were 22.6% and 27.3% for the three month and nine month periods ended September 30, 1995, as compared to 22.9% and 25.7% in the same periods of 1994. The primary reason for increases in the Company's selling, general and administrative expenses is the Company's expansion of its retail business. In addition, the Company's continued focus on the expansion of its international operations have added to these costs. During the third quarter of 1995, the Company recorded a $2.7 million provision for the closing of its Hermitage Springs and McEwen, Tennessee sewing facilities. As a percent of sales, this provision added 1.9% to the Company's third quarter, 1995 total selling, general and administrative costs. Planned expansion of the Company's retail business for the remainder of 1995 will result in higher selling, general and administrative expenses in relation to its net sales for the fourth quarter of 1995 as compared to 1994.
     The Company's other income for the third quarter of 1995 was $.2 million higher than the third quarter of 1994. This increase resulted primarily from increased royalty income, net of expenses, from its licensees. The Company's effective tax rate for the first nine months of 1995 and 1994 was 43.0%.

     During the third quarter of 1995, the Company suspended operation of its catalog division which was initiated in 1993. The Company does not anticipate any material adverse impact on its results of operations for the remainder of 1995 as a result of the wind-down of this business. Anticipated net sales from the catalog operations during 1995 are less than $5 million.

     SEASONALITY

     The Company's business is increasingly seasonal, with highest sales and income in the third quarter which is the Company's peak retail selling season at its retail outlet stores as well as a strong wholesale shipping period. The Company's sales and income are lowest in the second quarter because of relatively low wholesale shipments and relatively modest retail outlet store sales during this period. Results of operations for the Company's three months and nine months ended September 30, 1995, are not necessarily indicative of anticipated quarterly results through the balance of the year.

     FINANCIAL CONDITION AND LIQUIDITY
     The Company's financial condition remains strong. Net working capital at September 30, 1995 was $109.9 million, as compared to $102.5 million at the end of 1994 and $117.2 million at September 30, 1994. The Company's current ratio was 3.1 to 1 at September 30, 1995 compared to 3.6 to 1 at the end of 1994 and 3.9 to 1 at September 30, 1994.
     The Company's accounts receivable at September 30, 1995 of $48.0 million, were $4.0 million over the accounts receivable balance of $44.0 million at September 30, 1994. This increase relates directly to the Company's increased wholesale shipments during the third quarter of 1995 as compared to 1994. Company inventories were $97 million at September 30, 1995 as compared to $96.9 million at September 30, 1994.

     The Company's long-term debt at September 30, 1995 was $17.8 million as compared to $13.6 million at September 30, 1994. This increase results from the Company's repurchase of its stock during 1994 and 1995. At September 30, 1995, the Company has completed its 2,150,000 Class A common stock repurchase program for approximately $31.8 million. The Company's long-term debt as a percentage of total capitalization (long-term debt plus shareholders' equity) was 10.7% and 7.7% at September 30, 1995 and 1994, respectively.

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


                                OSHKOSH B'GOSH, INC.


     Date:  10/24/95               /S/DOUGLAS W. HYDE
                              Chairman of the Board, President,
                              Chief Executive Officer and Director



     Date:  10/24/95               /S/DAVID L. OMACHINSKI
                              Vice President-Finance, Treasurer,
                              Chief Financial Officer and Director