Form 10-K
period 1995-12-31
OSHKOSH B GOSH INC
filed 1996-03-25
CIK 75042

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                       FORM 10-K
             Mark One

                X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended DECEMBER 31, 1995
                                                OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to _________

                              Commission File No. 0-13365

                                  OshKosh B'Gosh, Inc.

             A DELAWARE Corporation  IRS EMPLOYER IDENTIFICATION NO
                                      39-0519915
                                    112 Otter Avenue
                                Oshkosh, Wisconsin 54901
                            Telephone number: (414) 231-8800

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

             As of March 15, 1996, there were outstanding 11,189,387 shares of Class A Common Stock and 1,266,413 shares of Class B Common Stock, of which 9,239,201 shares and 226,039 shares, respectively, were held by non-affiliates of the registrant. Based upon the closing sales prices as of March 15, 1996, the aggregate market value of the Class A Common Stock and Class B Common Stock held by non-affiliates was $143,207,615.50 and $4,337,123.31, respectively.

                          DOCUMENTS INCORPORATED BY REFERENCE

             OshKosh B'Gosh, Inc definitive Proxy Statement for its annual meeting to be held on May 3, 1996 (or such later date as the directors may determine), incorporated into Part III.



                                         INDEX

             PART I                                                    PAGE
             Item 1.   Business                                         1
                       (a) General Development of Business              1
                       (b) Financial Information About Industry Segments2
                       (c) Narrative Description of Business            2
                            Products                                    2
                            Raw Materials, Manufacturing and Sourcing   3
                            Trademarks                                  4
                            Seasonality                                 5
                            Working Capital                             5
                            Sales and Marketing                         5
                            Backlog                                     6
                            Competitive Conditions                      6
                            Environmental Matters                       7
                            Employees                                   7

             Item 2.   Properties                                       7

             Item 3.   Legal Proceedings                                8

             Item 4.   Submission of Matters to a Vote of Security Holders8


             PART II

             Item 5.   Market for the Registrant's Common Stock and Related
                       Stockholder Matters                              9

             Item 6.   Selected Financial Data                         10

             Item 7.   Management's Discussion and Analysis of Results
                       of Operations and Financial Condition           10

             Item 8.   Financial Statements and Supplementary Data     16

             Item 9.   Disagreements  on  Accounting   and  Financial
                       Disclosure                                      32

             PART III
             Item 10.  Directors and Executive Officers of the Registrant32


             Item 11.  Executive Compensation                          32

             Item 12. Security Ownership of Certain Beneficial Owners 33 and Management

             Item 13.  Certain Relationships and Related Transactions  33

             PART IV

             Item 14.  Exhibits, Financial Statement Schedules, and
                       Reports on Form 8-K                             33





             PART I

             ITEM 1. BUSINESS

             (a) General Development of Business

                  OshKosh B'Gosh, Inc. (together with its subsidiaries, the
             "Company") was founded in 1895 and was incorporated in the state of Delaware in 1929. The Company designs, manufactures, sources and sells apparel for the children's wear, youth wear, and men's wear markets. While its heritage is in the men's workwear market, the Company is currently best known for its line of high quality children's wear. The children's wear and youth wear business represented approximately 92% of consolidated Company revenues for 1995. The success of the children's wear business can be attributed to the Company's core themes: quality, durability, style, trust and Americana.

             These themes have propelled the Company to the position of market leader in the branded children's wear industry. The Company also leverages the economic value of the OshKosh B'Gosh name via both domestic and international licensing agreements.

                  The Company's long-term strategy is to provide high
             quality, high value clothing for the entire family. Toward this end the Company continues to expand its business lines and avenues for marketing its products. In 1990, the Company acquired Essex Outfitters, Inc. ("Essex"), a vertically integrated children's and youth wear retailer marketed under the Boston Trader label through a licensing agreement with Boston Trader Ltd. In 1994, the Company merged the operations of Essex into OshKosh B'Gosh, Inc. and created a new brand name, Genuine Kids , for the line of children's and youth wear formerly marketed under the Boston Trader label. The Genuine Kids line of apparel is sourced from third party manufacturers, primarily offshore, and sold primarily through a chain of 92 domestic retail stores.

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

                  The Company's chain of 80 domestic OshKosh B'Gosh factory
             outlet stores sells irregular and first quality OshKosh B'Gosh merchandise throughout the United States. In 1994, the

             Company opened an OshKosh B'Gosh showcase store in New York City bringing total domestic stores to 81. In addition, Oshkosh B'Gosh Europe opened showcase stores in London and Paris during 1994. The showcase stores are designed to reinforce awareness and demand for OshKosh B'Gosh as a global brand. In 1993, the Company distributed its first children's wear mail order catalog. Due to low sales volume the decision was made to discontinue the catalog sales as of December 31, 1995.

                  The Company has been expanding its utilization of off-
             shore sourcing as a cost-effective means to produce its products and to this end leased a production facility in Honduras in 1990 through its wholly owned subsidiary Manufacturera International Apparel S.A. As a part of the Company's ongoing review of its internal manufacturing capacity, operational effectiveness, and alternative sourcing opportunities, during 1995 the Company decided to close two of its operating facilities and downsize an operating facility.

                  For the last nine years the Company has licensed its name
             for use on footwear. In 1995, the Company began sourcing footwear itself and distributed its first footwear line in the fall of 1995.

             (b) Financial Information About Industry Segments

                  The Company is engaged in only one line of business,
             namely, the apparel industry.

             (c) Narrative Description of Business

             Products

                  The Company designs, manufactures, sources and markets a
             broad range of children's clothing as well as lines of youth wear and men's casual and work wear clothing under the OshKosh, OshKosh B'Gosh, Baby B'Gosh , Genuine Kids or OshKosh Men's Wear labels. The products are distributed primarily through better quality department and specialty stores, 173 Company owned domestic stores, direct mail catalogs and foreign retailers. The children's wear and youth wear business, which is the largest segment of the business, accounted for approximately 92% of 1995 sales compared to approximately 94% of such sales in both 1994 and 1993.

                  The children's wear and youth wear business is targeted
             to reach the middle to upper middle segment of the sportswear market. Children's wear is in size ranges from newborn/infant to girls 6X and boys 7. Youth wear is in size ranges girls 7 to 16 and boys 8 to 16.

                  The Company's children's wear and youth wear business
             includes a broad range of product categories organized primarily in a collection format whereby the products in that collection share a primary design theme which is carried out through fabric design, screenprint, embroidery, and trim applications. The Company also offers basic denim products with multiple wash treatments. The product offerings for each season will typically consist of a variety of clothing items including bib overalls, pants, jeans, shorts, and shortalls (overalls with short pant legs), shirts, blouses and knit tops, skirts, jumpers, sweaters, dresses, playwear and fleece.

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

             Raw Materials, Manufacturing, and Sourcing

                  All raw materials used in the manufacture of Company
             products are purchased from unaffiliated suppliers. The Company procures and purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric relating to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. In 1995, approximately 74% of the Company's direct expenditures for raw materials (fabric) were from its five largest suppliers, with the largest such supplier accounting for approximately 24% of total raw material expenditures. Fabric and various non-fabric items, such as thread, zippers, rivets, buckles and snaps are purchased from a variety of independent suppliers. The fabric and accessory market in which OshKosh B'Gosh purchases its raw materials is composed of a substantial number of suppliers with similar products and capabilities, and is characterized by a high degree of competition. As is customary in its industry, the Company has no long-term contracts with its suppliers. To date, the Company has experienced little difficulty in satisfying its requirements for raw materials, considers its sources of supply to be adequate, and believes that it would be able to obtain sufficient raw materials should any one of its product suppliers become unavailable.

                  Production administration is primarily coordinated from
             the Company's headquarters facility in Oshkosh with most production taking place in its one Wisconsin, six Tennessee, and four Kentucky plants. Overseas labor is also accessed through a leased sewing plant in Honduras, where cut apparel pieces are received from the United States and are reimported by OshKosh B'Gosh as finished goods. In addition, product is produced by contractors in 16 countries and imported into the United States.

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

                  Because higher quality apparel manufacturing is generally
             labor intensive (sewing, pressing, finishing and quality control), the Company has continually sought to upgrade its manufacturing and distribution facilities. Economies are therefore realized by technical advances in areas like computer-assisted design, computer-controlled fabric cutting, computer evaluation and matching of fabric colors, automated sewing processes, and computer-assisted inventory control and shipping. In order to realize economies of operation within the domestic production facilities, cutting operations are located in two of the Company's eleven plants, with all product washing, pressing and finishing done in one facility in Tennessee and all screenprint and embroidery done in one facility in Kentucky. Quality control inspections of both semi-finished and finished products are required at each plant, including those of independent manufacturers, to assure compliance.

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

             Trademarks

                  The Company utilizes the OshKosh , OshKosh B'Gosh , Baby
             B'Gosh or Genuine Kids trademarks on most of its products, either alone or in conjunction with a white triangular background. In addition, "The Genuine Article " is embroidered on the small OshKosh B'Gosh patch to signify apparel that is classic in design and all-but-indestructible in quality construction. The Company currently uses approximately 24 registered and 22 unregistered trademarks in the United States and has registered trademarks in 84 other countries. These trademarks and universal awareness of the OshKosh B'Gosh name are significant in marketing the products.



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

                  The Company's business is increasingly seasonal, with
             highest sales and income in the third quarter which is the Company's peak wholesale shipping period and a major retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest because of both relatively low domestic wholesale unit shipments and relatively modest retail outlet store sales during this period. The Company anticipates this seasonality trend to continue to impact 1996 quarterly sales and income.

             Working Capital

                  Working capital needs are affected primarily by inventory
             levels, outstanding accounts receivable and trades payable. The Company maintains a credit agreement with a number of banks which provides a $60 million revolving credit facility and a $40 million revocable demand line of credit for cash borrowings, issuance of commercial paper and letters of credit. The agreement expires in June 1997. There were no outstanding borrowings against these credit arrangements at December 31, 1995. Letters of credit of approximately $19 million were outstanding at December 31, 1995.

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

             Sales and Marketing

                  Company products are sold primarily through better
             quality department and specialty stores, although sales are also made through direct mail catalog companies, foreign retailers and other outlets, including 172 Company operated domestic retail and factory outlet stores and one retail showcase store. No one customer accounted for more than 10% of the Company's 1995 sales. The Company's largest ten and largest 100 customers accounted for approximately 42% and 62% of 1995 sales, respectively. In 1995, the Company's products were sold to approximately 3,200 wholesale customers (approximately 9,600 stores) throughout the United States, and a sizeable number of international accounts.

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

             Backlog

                  The dollar amount of backlog of orders believed to be
             firm as of the end of the Company's fiscal year and as of the preceding fiscal year end is not material for an understanding of the business of the Company taken as a whole.

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

                  The Company's share of the overall children's wear market
             is quite small. This is due to the diverse structure of the market where there is no truly dominant producer of children's garments across all size ranges and garment types. In the Company's primary channel of distribution, department and specialty stores, it holds the largest share of the branded children's wear market.

             Environmental Matters

                  The Company's compliance with Federal, State, and local
             environmental laws and regulations had no material effect upon its capital expenditures, earnings, or competitive position. The Company does not anticipate any material capital expenditures for environmental control in either the current or succeeding fiscal years.

             Employees

                  At December 31, 1995, the Company employed approximately
             6,500 persons. Approximately 41% of the Company's personnel are covered by collective bargaining agreements with the United Garment Workers of America.

                  The Company considers its relations with its personnel to
             be good.


             ITEM 2. PROPERTIES

                  The Company's principal executive and administrative
             offices are located in Oshkosh, Wisconsin. Its principal office, manufacturing and distribution operations are conducted at the following locations:

                                      Approximate
                                      Floor Area in       Principal
             Location                 Square Feet         Use

             Albany, KY                   20,000          Manufacturing
             Byrdstown, TN                32,000          Manufacturing
             Celina, TN                  100,000          Manufacturing
             Celina, TN                   90,000
             Laundering/Pressing
             Columbia, KY                 78,000          Manufacturing
             Columbia, KY                 23,000          Manufacturing
             Dallas, TX (1)                1,995          Sales
                                                          Offices/Showroom
             Gainesboro, TN               61,000          Manufacturing
             Gainesboro, TN               29,000          Warehousing
             Jamestown, TN                43,000          Manufacturing
             Liberty, KY                 218,000          Manufacturing/
                                                          Warehousing
             Liberty, KY (2)              32,000          Warehousing

             New York City, NY (3)        18,255          Sales
                                                          Offices/Showrooms
             Oshkosh, WI                  99,000          Exec. & Operating
                                                          Co. Offices
             Oshkosh, WI                  88,000          Manufacturing
             Oshkosh, WI                 128,000          Distribution/
                                                          Warehousing
             Red Boiling Springs,TN       41,000          Manufacturing
             White House, TN             284,000          Distribution/
                                                          Warehousing

             All properties are owned by the Registrant with the exception of:
             (1) Lease expiration date - 1998 , (2) Lease expiration date - 1999, (3) Lease expiration date - 2007.

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



             ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

             PART II

             ITEM  5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED

               STOCKHOLDER MATTERS.


                                       Quarterly Common Stock Data


                                    1995                        1994
                          Stock Price     Dividends   Stock Price    Dividends
                          High    Low     Per Share   High    Low    Per Share

Class A Common Stock
  1st                    $15     $13-1/2  $ 0.07    $21-3/4 $14-1/2 $  0.1025
  2nd                     16-3/4  14        0.07     15      12-1/4    0.1025
  3rd                     18      15-1/2    0.07     15-1/2  13-1/2    0.1025
  4th                     17-1/2  11-1/2    0.07     15-1/4  13        0.07

Class B Common Stock
  1st                    $15     $13-1/2  $ 0.06    $22     $16-3/4 $  0.09
  2nd                     16-1/2  14-1/4    0.06     17      13-3/4    0.09
  3rd                     18      16-1/4    0.06     15-1/2  14        0.09
  4th                     18-3/4  17-1/4    0.06     15-1/4  13-1/2    0.06


                  The Company's Class A common stock and Class B common
             stock trade on the Over-The-Counter market and are quoted on NASDAQ under the symbols GOSHA and GOSHB, respectively. The table reflects the "last" price quotation on the NASDAQ National Market System and does not reflect mark-ups, mark-downs, or commissions and may not represent actual transactions.

                  The Company has paid cash dividends on its common stock
             each year since 1936. The Company's Certificate of Incorporation requires that when any dividend (other than a dividend payable solely in shares of the Company's stock) is paid on the Company's Class B Common Stock, a dividend equal to 115% of such amount per share must concurrently be paid on each outstanding share of Class A Common Stock. Company management currently expects that quarterly dividends comparable to dividends paid in 1995 will continue.

                  As of February 16, 1996, there were 1,721 Class A common
             stock shareholders of record and 176 Class B common stock shareholders of record.

             ITEM 6. SELECTED FINANCIAL DATA


                                           Financial Highlights
                             (Dollars  in  thousands,   except  per   share
          amounts)

                                        Year Ended December 31,
                                 1995       1994     1993    1992      1991
Financial Results

Net  Sales                   $ 432,266 $  363,363 $ 340,186 $346,206 $ 365,173
Net  Income                     10,947      7,039     4,523   15,135*   23,576
Return on Sales                    2.5%       1.9%      1.3%     4.4%      6.5%

Financial Condition

Working Capital              $  95,414 $  101,946 $ 111,794 $111,075 $ 106,803
Total Assets                   208,579    217,211   229,131  226,195   214,963
Shareholders' Equity           150,078    158,814   171,998  175,153   167,380

Data per Common Share

Net  Income                  $     .85 $      .50 $     .31 $   1.04* $   1.62
Cash Dividends Declared
  Class A                          .28      .3775     .5125    .5125     .5125
  Class B                          .24        .33       .45      .45       .45
Shareholders' Equity             12.05      11.76     11.79    12.01     11.48


             * After a charge of $601 or $.04 per share to reflect cummulative effect of change in accounting for nonpension postretirement benefits.



             ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

                                OPERATIONS AND FINANCIAL CONDITION

             Results of Operations

             The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales and the percentage change in dollar amounts compared to the previous years.

                     As  a Percentage  of Net  Sales   Percentage Change in
                      For  the Years  Ended                Dollar Amounts
                            December 31,                  from Fiscal Year
                         1995   1994    1993        1995 to 1994  1994 to 1993
Net sales                100.0% 100.0% 100.0%       19.0%              6.8%
Cost of products sold     68.2%  71.4%  72.0%       13.6%              5.9%
Gross profit              31.8%  28.6%  28.0%       32.3%              9.1%
Selling, general, and
 administrative expenses  27.6%  26.1%  23.1%       25.6%              21.0%
Restructuring & plant
 closings                  0.6%   ---    3.2%         ---            -100.0%
Operating income           3.6%   2.5%   1.7%       73.0%              51.0%
Other income - net         1.1%   1.1%   1.0%       17.2%              19.0%
Income before income taxes 4.7%   3.6%   2.7%       55.8%              39.5%
Income taxes               2.2%   1.7%   1.4%       56.1%              24.1%
Net income                 2.5%   1.9%   1.3%       55.5%              55.6%

             Year Ended December 31, 1995 Compared to Year Ended December
             31, 1994

             Net sales in 1995 were $432.3 million, an increase of $68.9 million (19%) over 1994 sales of $363.4 million. The Company's 1995 domestic wholesale business of approximately $255 million was 9% more than 1994 sales of approximately $234 million, with a corresponding increase in unit shipments of approximately 11.7%. The average unit selling price during 1995 was down slightly due primarily to product mix (i.e., consumer preference towards garments with lighter weight fabrics). The increase in domestic wholesale unit shipments was the result of a number of factors. Improved product design during 1994 contributed to better "sell-thrus" and margins for a majority of our wholesale customers, and resulted in significantly higher spring 1995 (shipped primarily during the Company's first quarter) and fall back-to-school (shipped primarily during the Company's third quarter) children's fashion shipments. In addition, Company initiatives undertaken during 1994, and continuing during 1995, resulted in significantly improved shipping performance to customers on spring and fall back-to-school orders. Difficulties experienced by the Company in coordinating the transition of its sourcing strategy (which calls for increasing sourcing of its product from offshore contractors) resulted in the inability of the Company to make timely deliveries on certain holiday orders to customers. This resulted in a slowdown in the rate of unit shipment growth during the fourth quarter of 1995. Company management is implementing adjustments to its sourcing plan and anticipates improved shipping performance in 1996.

             With a relatively weak apparel market in general, the Company does not anticipate the unit shipment growth experienced during 1995 to continue in 1996. The Company's preliminary outlook for 1996 indicates that unit shipments of domestic wholesale products will be generally flat as compared with 1995.

             Company retail sales at its OshKosh B'Gosh branded outlet stores and Genuine Kids stores were approximately $138.4 million for 1995, a 39.2% increase over 1994 retail sales of approximately $99.4 million. This retail sales increase was primarily driven by the opening of an additional 35 retail stores during 1995. In addition, the Company's comparable store sales for 1995 were up approximately 3.6%. At year end, the Company operated 81 OshKosh B'Gosh branded stores and 92 Genuine Kids stores. Current Company plans for 1996 call for the opening of approximately 14 new retail stores and the closing of 8 to 10 unprofitable stores. Accordingly, the Company anticipates a slowdown in its retail sales growth for 1996 as compared to 1995 and 1994.

             The Company's gross profit margin as a percent of sales increased to 31.8% in 1995 compared with 28.6% in 1994. This gross profit margin improvement was due to the impact of the Company's increased retail sales at higher gross margins relative to its domestic wholesale business, as well as improvement in the wholesale business gross profit margin.
             The Company's restructuring and plant closing initiatives over the past two years, including redirection to a higher volume of product sourced offshore, improved internal manufacturing efficiencies, as well as more focused attention to product design, have also contributed to the Company's increased gross profit margin experienced during 1995. With the anticipated growth of the Company's retail business during 1996, along with the continuing effects of its internal manufacturing capacity reduction initiatives, the Company anticipates further improvement in its gross profit margins during 1996.

             Selling, general, and administrative expenses for 1995 (excluding the $2.7 million charge for plant closures recorded during the third quarter) increased $24.3 million over 1994. As a percent of net sales, these costs increased to 27.6% as compared to 26.1% in 1994. The primary reason for the increase in the Company's selling, general, and administrative expenses is the Company's expansion of its retail business.
             In addition, the Company's expansion of its international operations have added to these costs.

             During the third quarter of 1995, the Company recorded a pretax charge for plant closings of $2.7 million. This plant closing charge (net of income tax benefit) reduced net income by $1.6 million ($.13 per share) in 1995. As a part of the Company's ongoing review of its manufacturing capacity, operational effectiveness, and alternative sourcing opportunities, the Company decided to close its Hermitage Springs and McEwen, Tennessee facilities and downsize its Oshkosh, Wisconsin sewing facility.

             During the fourth quarter of 1995, the Company substantially completed its downsizing of the Oshkosh sewing facility. The Hermitage Springs and McEwen facilities were closed in January, 1996. The Hermitage Springs facility was also sold in early 1996.

             The $2.7 million pretax charge for plant closings included approximately $1.9 million of severance and related costs pertaining to workforce reductions, as well as $750,000 for facility closings and the write-down of the related assets. The Company anticipates that the plant closings (net of income tax benefit) will require cash expenditures of approximately $1.1 million. Of this amount, $375,000 was expended in the fourth quarter of 1995. The Company believes that these plant closings, along with its other restructuring initiatives carried out over the past two years, will result in reduced cost of products and improved gross profit margins.
             During 1993, the Company recorded a pretax restructuring charge of $10.8 million. The restructuring charge including approximately $3.3 million for facility closings, write-down of the related assets, and severance costs pertaining to workforce reductions. The restructuring charge also reflected the Company's decision to market its Trader Kids line of children's apparel under the new name of Genuine Kids and the resulting costs of the Company's decision not to renew its Boston Trader license arrangement beyond 1994, as well as expenses to consolidate its retail operations. Accordingly, the restructuring charge included approximately $7.5 million for write-off of unamortized trademark rights and expenses related to consolidating the Company s retail operations.

             During 1994, the Company implemented its restructuring plan. The Company closed its McKenzie, Tennessee facility and reached satisfactory agreements with all affected workforce concerning severance arrangements. The Company began to market a portion of its children's wear line under the Genuine Kids label, discontinuing the Trader Kids line of children's apparel. The Company also successfully consolidated the operations of its retail business into its Oshkosh office.

             During 1995, the Company finalized its 1993 restructuring plan by closing its Marrowbone, Kentucky and Dover, Tennessee facilities. The Dover facility has been sold, and the Company reached satisfactory agreements with the workforce concerning severance arrangements.

             There were no material changes in cost to fully implement the Company's 1993 restructuring plan. The Company's cash expenditures (net of income tax benefit) to carry out this restructuring plan were approximately $4.4 million.

             Interest expense for 1995 was $1.8 million compared to $1.0 million in 1994. This increase is the result of additional Company borrowings to finance the Company's stock repurchase program.

             The Company licenses the use of its trade names to selected licensees in the U.S. and in foreign countries. The Company's net royalty income was $4.4 million in 1995, a $1.0 million increase over 1994 net royalty income of $3.4 million. Net royalty income from domestic licensees was approximately $2.3 million in 1995 as compared to $2.4 million in 1994. Net royalty income from foreign licensees was approximately $2.1 million in 1995 as compared to $1.0 million in 1994. The increase in royalty income from foreign licensees is the result of both the addition of new licensees during 1994 and 1995 as well as the increased royalties from existing licensees.

             The Company's effective tax rate for 1995 was 45.8% compared to 45.7% in 1994. The relatively high effective tax rates for both years result primarily from the Company's foreign operating losses (principally in Europe), which provide no tax benefit. Company management believes that the $11.4 million deferred tax asset at December 31, 1995 can be fully realized through reversals of existing taxable, temporary differences, and the Company's history of substantial taxable income which allows the opportunity for carrybacks of current or future losses.

             Net income per share of $.85 in 1995 was a 70% increase over 1994 net income per share of $.50. While the Company's domestic wholesale and retail operations demonstrated progress during 1995, its European subsidiaries continued to struggle. The Company incurred a loss from its European subsidiaries of approximately $4.6 million in 1995 as compared to an approximate $1.7 million loss in 1994. Management is currently instituting a number of changes including elimination of independent European design and sourcing functions. Beginning with the fall 1996 product line, the European subsidiaries will function primarily as distributors of U.S. designed and sourced products. Management believes that these changes will serve to improve European operating results primarily during the second half of 1996. Management is also evaluating alternative product sales and marketing options for Europe.

             In March, 1995, the Financial Accounting Standards Board issued its Statement No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 during 1996. The effect of applying this new standard has not yet been fully determined.


             Year Ended December 31, 1994 Compared to Year Ended December
             31, 1993

             Net sales in 1994 were $363.4 million, an increase of $23.2 million (6.8%) over 1993 sales of $340.2 million. The Company's 1994 domestic wholesale business of approximately $234 million was 9% less than 1993 sales of approximately $257 million, with a corresponding decline in unit shipments of approximately 6.7%. The decrease in domestic wholesale unit shipments related primarily to the effects of the competitive environment in the children's wear business combined with the effects of prior years' poor shipping performance and perceived weakness in product design.

             Company retail sales at its OshKosh B'Gosh branded outlet stores and Genuine Kids stores were approximately $99.4 million for 1994, a 52.5% increase over 1993 retail sales of approximately $65.2 million. This retail sales increase was primarily driven by the opening of an additional 46 retail stores during 1994. In addition, the Company's comparable store sales for 1994 were up approximately 3.6%. At December 31, 1994, the Company operated 61 OshKosh B'Gosh branded stores and 77 Genuine Kids stores.

             The Company's gross profit margin as a percent of sales improved to 28.6% in 1994 compared with 28.0% in 1993. This gross profit margin improvement was due primarily to the impact of the Company's increased retail sales at higher gross margins relative to its domestic wholesale business. The favorable impact of the Company's retail gross margins was offset in part by the domestic wholesale gross margin, which was down in 1994 primarily as a result of the adverse impact of reduced unit volume on our manufacturing operations and slightly lower pricing to wholesale customers.

             Selling, general, and administrative expenses for 1994 increased $16.5 million over 1993. As a percent of net sales, selling, general, and administrative expenses were 26.1% in 1994, up from 23.1% in 1993. The primary reason for the increased selling, general, and administrative expenses is the Company's aggressive expansion of its retail business. In addition, the Company's increasing focus on its international operations resulted in an increase in 1994's selling, general, and administrative expenses of approximately $2.7 million. Also, the Company's catalog division, initiated in the second half of 1993, added approximately $1.6 million to selling, general, and administrative expenses in 1994.

             During the fourth quarter of 1993, the Company recorded a pretax restructuring charge of $10.8 million. Restructuring costs (net of income tax benefit) reduced net income by $7.1 million ($.49 per share) in 1993.

             The Company's effective tax rate for 1994 was 45.7% compared to 51.3% in 1993. The relatively high effective tax rates for both years result primarily from the Company's foreign operating losses, which provide no tax benefit. In addition, the high 1993 effective tax rate was the result of substantially lower U.S. income before income taxes in 1993 (which resulted in part from the restructuring charge).


             Seasonality

             The Company's business is increasingly seasonal, with highest sales and income in the third quarter, which is the Company's peak wholsesale shipping period and a major retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest both because of relatively low domestic wholesale unit shipments and relatively modest retail outlet store sales during this period. The Company anticipates this seasonality trend to continue to impact 1996 quarterly sales and income.

             Financial Position, Capital Resources, and Liquidity

             The Company's financial strength is demonstrated by its balance sheet. At December 31, 1995 and 1994, the Company did not have any outstanding long-term debt.

             At December 31, 1995, the Company's cash and cash equivalents were $2.4 million compared to $10.5 million at the end of 1994 and $17.9 million at the end of 1993. The decrease in cash and cash equivalents is primarily due to the Company s stock repurchase program which was completed in 1995. Net working capital at the end of 1995 was $95.4 million, compared to $101.9 million at 1994 year end and $111.8 million at 1993 year end. Cash provided by operations was approximately $19.5 million in 1995, compared to $22.1 million in 1994, and $21.6 million in 1993.

             Accounts receivable at December 31, 1995 were $24.7 million compared to $23.9 million at December 31, 1994. Inventories at the end of 1995 were $95.7 million, up $1.8 million from 1994. Management believes that year end 1995 inventory levels are generally appropriate for anticipated 1996 business activity.

             Capital expenditures were approximately $9.7 million in 1995 and $9.9 million in 1994. Capital expenditures for 1996 are currently budgeted at approximately $10 million.

             The Company's stock repurchase program announced in 1994 was completed in 1995. A total of 2,150,000 shares of Class A common stock were acquired under the repurchase program, requiring a cash outlay of approximately $16.8 million in 1995 and $15.0 million in 1994.

             The Company has a credit agreement with participating banks. This arrangement provides a $60 million revolving credit facility and a $40 million revocable demand line of credit for cash borrowings, issuance of commercial paper, and letters of credit. The agreement expires in June, 1997. The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures, remaining plant closing costs, and business development needs.

             Dividends on the Company's Class A and Class B common stock totaled $.28 per share and $.24 per share, respectively, in 1995 compared to $.3775 per share and $.33 per share on the Company's Class A and Class B common stock, respectively, in
             1994.   The dividend payout rate was 33% of net income in 1995
             and 75% in 1994.


             Inflation

             The effects of inflation on the Company's operating results and financial condition were not significant.


             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                    Page
             Financial Statements:
             Reports of Independent Auditors                          17
             Consolidated Balance Sheets - December 31, 1995 and 1994 18 Consolidated Statements of Income - years ended
               December 31, 1995, 1994, and 1993                      19
             Consolidated Statements of Changes in Shareholders' Equity -
               years ended December 31, 1995, 1994, and 1993          20
             Consolidated Statements of Cash Flows - years ended
               December 31, 1995, 1994, and 1993                      21
             Notes to Consolidated Financial Statements               22

                   REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

             The Board of Directors
             OshKosh B'Gosh, Inc. and Subsidiaries

               We have audited the accompanying consolidated balance
             sheets of OshKosh B'Gosh, Inc. and subsidiaries (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

               We conducted our audits in accordance with generally
             accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We beleive that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /S/ ERNST & YOUNG LLP

             Milwaukee, Wisconsin            ERNST & YOUNG LLP
             February 2, 1996

                         OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                              Consolidated Balance Sheets
               (Dollars in thousands, except share and per share amounts)



                                                        December 31,
                                                       1995     1994
                                         ASSETS
         Current assets
           Cash and cash equivalents              $    2,418$  10,514
           Accounts receivable, less allowances of
            $3,970 in 1995 and $3,700 in 1994         24,691   23,857
           Inventories                                95,743   93,916
           Prepaid expenses and other current assets   3,127    2,510
           Deferred income taxes                      11,400   11,510
         Total current assets                        137,379  142,307
         Property, plant, and equipment, net          65,011   69,829
         Other assets                                  6,189    5,075

         Total assets                               $208,579 $217,211

                          LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities
           Accounts payable                        $  13,910$   9,436
           Accrued liabilities                        28,055   30,925
         Total current liabilities                    41,965   40,361
         Deferred income taxes                         2,700    2,869
         Employee benefit plan liabilities            13,836   15,167
         Commitments                                   -        -
         Shareholders' equity
           Preferred stock, par value $.01 per share:
             Authorized - 1,000,000 shares;
             Issued and outstanding - None              -        -
           Common stock, par value $.01 per share:
             Class A, authorized - 30,000,000 shares;
               Issued and outstanding - 11,189,387 shares
                in 1995, 12,233,787 shares in 1994       112      122
             Class B, authorized - 3,750,000 shares;
               Issued and outstanding - 1,266,413 shares
                in 1995, 1,267,713 shares in 1994         13       13
           Retained earnings                         149,720  158,933
           Cumulative foreign currency
            translation adjustments                      233     (254)
         Total shareholders' equity                  150,078  158,814

         Total liabilities and shareholders' equity $208,579 $217,211




             See notes to consolidated financial statements.

                         OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                           Consolidated Statements of Income
              (Dollars and shares in thousands, except per share amounts)



                                             Year Ended December 31,
                                            1995        1994      1993

           Net sales                     $432,266    $363,363  $340,186
           Cost of products sold          294,770     259,416   244,926

           Gross profit                   137,496     103,947    95,260

           Selling, general, and
             administrative expenses      119,295      94,988    78,492
           Restructuring and plant closings 2,700         -      10,836

           Operating income                15,501       8,959     5,932

           Other income (expense):
             Interest expense              (1,772)     (1,034)     (626)
             Interest income                1,383       1,048     1,114
             Royalty income, net of expenses4,443       3,442     3,417
             Miscellaneous                    633         543      (545)

           Other income - net               4,687       3,999     3,360

           Income before income taxes      20,188      12,958     9,292

           Income taxes                     9,241       5,919     4,769

           Net income                   $  10,947   $   7,039 $   4,523


           Weighted average common
             shares outstanding            12,865      14,144    14,586


           Net income per common share       $.85        $.50      $.31




             See notes to consolidated financial statements.









                            OSHKOSH B'GOSH,INC. AND SUBSIDIARIES

                Consolidated  Statements  of Changes  in Shareholders' Equity
                 (Dollars and shares in thousands, except per share amounts)

                                                                               Cumulative
                                                                               Foreign
                                      Common Stock          Additional         Currency
                                  Class A       Class B     Paid-In   Retained Translation
                              Shares   Amount Shares Amount Capital   Earnings Adjustments
Balance  - December 31,  1992  12,777   $128   1,809 $18    $2,971    $172,036 $  -

  Net income                      -       -     -      -       -         4,523    -
  Dividends
    - Class A ($.5125 per share)  -       -     -      -       -        (6,667)   -
    - Class B ($.45 per share)    -       -     -      -       -          (710)   -
  Foreign currency translation
    adjustments                   -       -     -      -       -            -    (301)
  Conversions  of common shares   504      5    (504) (5)      -            -     -

Balance - December  31, 1993   13,281    133   1,305  13     2,971     169,182   (301)

  Net income                      -       -     -      -       -         7,039    -
  Dividends
    - Class A ($.3775 per share)  -       -     -      -       -        (4,886)   -
    - Class B ($.33 per share)    -       -     -      -       -          (425)   -
  Foreign currency translation
    adjustments                   -       -     -      -       -            -      47
  Conversions of common shares     37     -      (37)  -       -            -     -
  Repurchase of common shares  (1,084)   (11)   -      -    (2,971)    (11,977)   -

Balance - December 31,  1994   12,234    122   1,268  13       -       158,933   (254)

  Net income                      -       -     -      -       -        10,947    -
  Dividends
    - Class A ($.28 per share)    -       -     -      -       -        (3,260)   -
    - Class B ($.24 per share)    -       -     -      -       -          (304)   -
  Foreign currency translation
    adjustments                   -       -     -      -       -            -     487
  Conversions of common shares      2     -       (2)  -       -            -     -
  Repurchase of common
    shares,net                 (1,046)   (10)   -      -       -       (16,596)   -

Balance -  December 31, 1995   11,190   $112   1,266 $13  $    -      $149,720   $233

                      See notes to consolidated financial statements.










                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                         Consolidated Statements of Cash Flows
                                 (Dollars in thousands)




                                                  Year Ended December 31,
                                                   1995    1994    1993
             Cash flows from operating activities
              Net income                          $10,947 $ 7,039 $ 4,523
              Adjustments to reconcile net income to
                net cash provided by operating activities:
                 Depreciation                      10,591   9,972   8,425
                 Amortization                         765     720     808
                 (Gain) loss on disposal of assets     79    (185)     63
                 Provision for deferred income taxes  (59)   (965) (5,537)
                 Pension expense, net
                  of contributions                 (1,331)    979   1,852
                 Restructuring                      -       -      10,836
                 Changes in operating assets and liabilities:
                   Accounts receivable               (834) (4,380)  4,948
                   Inventories                     (1,827)  6,083  (7,247)
                   Prepaid expenses and other
                     current assets                  (617)  1,300  (1,624)
                   Accounts payable                 4,474    (284) (1,376)
                   Accrued liabilities             (2,716)  1,863   5,940
             Net cash provided by
              operating activities                 19,472  22,142  21,611

             Cash flows from investing activities
              Additions to property, plant,
                and equipment                      (9,728) (9,914) (8,990)
              Proceeds from disposal of assets      3,722   1,425   1,159
              Additions to other assets            (1,392)   (186) (1,783)
             Net cash used in investing activities (7,398) (8,675) (9,614)

             Cash flows from financing activities
              Payments of long-term debt            -        (536) (7,896)
              Dividends paid                       (3,564) (5,311) (7,377)
              Repurchase of common shares, net    (16,606)(14,959)   -
             Net cash used in financing activities(20,170)(20,806)(15,273)

             Net decrease in cash and
              cash equivalents                     (8,096) (7,339) (3,276)

             Cash and cash equivalents at
              beginning of year                    10,514  17,853  21,129

             Cash and cash equivalents at
              end of year                        $  2,418 $10,514 $17,853

             Supplementary disclosures
              Cash paid for interest             $  1,547 $   638 $ 1,030
              Cash paid for income taxes         $  8,544 $ 3,937 $12,194

             See notes to consolidated financial statements.







                  OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

             Note 1.  Significant accounting policies

               Business - OshKosh B'Gosh, Inc. and its wholly-owned subsidiaries (the Company) are engaged primarily in the design, manufacture, and marketing of apparel to wholesale customers and through Company owned retail stores. The
               Company provides credit, in the normal course of business, to department and specialty stores which are not concentrated in any geographic region. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

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

               Inventories - Inventories are stated at the lower of cost or market. Inventories stated on the last-in, first-out (LIFO) basis represent 95.3% of total 1995 and 95.7% of total 1994 inventories. Remaining inventories are valued using the first-in, first-out (FIFO) method.

               Property, plant, and equipment - Property, plant, and equipment are carried at cost. Depreciation and amortization for financial reporting purposes is calculated using the straight-line method based on the following useful lives:

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

               Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

               Deferred rent - Many of the Company's retail operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. The Company recognizes the related rental expense for these leases on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent.

               Advertising - Advertising costs are expensed as incurred and totaled $12,213, $9,858, and $11,209 in 1995, 1994, and
               1993, respectively.

               Income per common share - Income per common share amounts are computed by dividing income by the weighted average number of shares of common stock outstanding. The dilutive effect of stock options on net income per share is immaterial.

               Recent accounting pronouncements - In March, 1995, the FASB issued Statement No. 121, Accounting for the Impairment of
               Long-Lived Assets and for Long-Lived Assets to Be Disposed
               Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996. The effect of applying this new standard has not yet been fully determined.


             Note 2.  Restructuring and Plant Closings

               During the third quarter of 1995, the Company recorded a pretax charge for plant closings of $2,700. This plant closing charge (net of income tax benefit) reduced net income by $1,600 ($.13 per share) in 1995. As a part of the Company's ongoing review of its manufacturing capacity, operational effectiveness, and alternative sourcing opportunities, the Company decided to close its Hermitage
               Springs and McEwen, Tennessee facilities and downsize its Oshkosh, Wisconsin sewing facility.

               During the fourth quarter of 1995, the Company substantially completed its downsizing of the Oshkosh sewing facility.

               The Hermitage Springs and McEwen facilities were closed in January, 1996. The Hermitage Springs facility was also sold in early 1996.

               The $2,700 pretax charge for plant closings included approximately $1,900 of severance and related costs pertaining to workforce reductions as well as $750 for facility closings and the write-down of the related assets.
               The Company anticipates that the plant closings (net of income tax benefit) will require cash expenditures of approximately $1,100. Of this amount, $375 was expended in the fourth quarter of 1995.

               During 1993, the Company recorded a pretax restructuring charge of $10,836. The restructuring charge included approximately $3,300 for facility closings, write-downs of the related assets, and severance costs pertaining to work force reductions. The restructuring charge also reflected the Company's decision to market its Trader Kids line of children's apparel under the new name Genuine Kids and the resulting costs of the Company's decision not to renew its Boston Trader license arrangement beyond 1994, as well as expenses to consolidate its retail operations. Accordingly, the restructuring charge included approximately $7,500 for write-off of unamortized trademark rights and expenses related to consolidating the Company's retail operations.
               Restructuring costs (net of income tax benefit) reduced net income by $7,100 ($.49 per share) in 1993.

               During 1994, the Company implemented its restructuring plan.

               The Company closed its McKenzie, Tennessee facility and reached satisfactory agreements with all affected workforce concerning severance arrangements. The Company began to market a portion of its children's wear line under the Genuine Kids label, discontinuing the Trader Kids line of childrens' apparel. The Company also successfully consolidated the operations of its retail business into its Oshkosh office.

               During 1995, the Company finalized its restructuring plan by closing its Marrowbone, Kentucky and Dover, Tennessee facilities. The Dover facility has been sold, and the Company reached satisfactory agreements with the workforce concerning severance arrangements.

               There were no material changes in cost to fully implement the Company s 1993 restructuring plan. The Company s cash expenditures (net of income tax benefit) to carry out this restructuring plan were approximately $4,400.









             Note 3.  Inventories

               A summary of inventories follows:

                                                            December 31,
                                                            1995     1994

                      Finished goods                      $70,837  $75,187
                      Work in process                      15,462   10,803
                      Raw materials                         9,444    7,926

                      Total                               $95,743  $93,916

               The replacement cost of inventory exceeds the above LIFO costs by $16,158 and $16,122 at December 31, 1995 and 1994, respectively.


             Note 4.  Property, plant, and equipment

               A summary of property, plant, and equipment follows:

                                                            December 31,
                                                           1995     1994

                      Land and improvements           $     4,123$   4,139
                      Buildings                            35,478   37,442
                      Leasehold improvements               11,964    7,862
                      Machinery and equipment              64,759   70,498
                      Construction in progress                 33        9
                      Total                               116,357  119,950
                      Less:  accumulated depreciation
                        and amortization                   51,346   50,121

                      Property, plant, and
                        equipment, net                   $  65,011$  69,829


             Note 5.  Lines of Credit

               The Company maintains a credit agreement with a number of banks which provides a $60,000 revolving credit facility and a $40,000 revocable demand line of credit for cash borrowings, issuance of commercial paper, and letters of credit.

               All borrowing and commercial paper issues under this agreement are supported by the revolving credit facility which expires in June, 1997.

               Under the terms of the agreement, interest rates are determined at the time of borrowing and are based on London
               Interbank Offered Rates plus .625% or the prime rate.
               Commitment fees of .125% are required on the revolving credit facility. The Company is required to maintain certain financial ratios in connection with this agreement.


               There were no outstanding borrowings against these credit arrangements at December 31, 1995. Letters of credit of approximately $19,000 were outstanding at December 31, 1995, with $81,000 of the unused credit facilities available for borrowing.


             Note 6.  Accrued liabilities

               A summary of accrued liabilities follows:

                                                    December 31,
                                                    1995    1994

                      Compensation               $  5,893$  8,491
                      Worker's compensation        10,400  10,800
                      Income taxes                  2,288   1,729
                      Restructuring costs             334   2,381
                      Other                         9,140   7,524

                      Total                       $28,055 $30,925


             Note 7.  Leases

               The Company leases certain property and equipment including retail sales facilities and regional sales offices under operating leases. Certain leases provide the Company with renewal options. Leases for retail sales facilities provide for minimum rentals plus contingent rentals based on sales volume.

               Minimum future rental payments under noncancellable operating leases are as follows:

                      Year ending
                      December 31,
                        1996                      $13,208
                        1997                       12,344
                        1998                       11,053
                        1999                        9,591
                        2000                        6,756
                      Thereafter                   14,469

                      Total minimum lease payments$67,421

               Total rent expense charged to operations for all operating leases is as follows:

                                                   Year Ended December 31,
                                                    1995    1994      1993

                      Minimum rentals             $15,760 $11,139   $7,718
                      Contingent rentals              279     196      167

                      Total rent expense          $16,039 $11,335   $7,885


          Note 8.  Income taxes

               Income tax expense (credit) is comprised of the following:

                                                    Year Ended December 31,
                                                    1995    1994     1993
                      Current:
                        Federal                    $7,440  $5,653 $  8,571
                        State and local             1,860   1,231    1,735
                                                    9,300   6,884   10,306

                      Deferred                        (59)   (965)  (5,537)

                      Total                        $9,241  $5,919  $ 4,769

               Deferred tax assets and liabilities relate to temporary
               differences between the financial reporting and income tax basis of Company assets and liabilities, and include the
               following components:
                                                             December 31,
                                                            1995     1994
                                                      [Assets (Liabilities)]
                      Current deferred taxes
                        Accounts receivable allowances    $ 1,398 $  1,402
                        Inventory valuation                 3,778    2,835
                        Accrued liabilities                 5,685    5,994
                        Restructuring costs                   134      834
                        Other                                 405      445

                      Total net current deferred tax assets$11,400 $11,510

                      Non-current deferred taxes
                        Depreciation                      $(7,881) $(8,497)
                        Deferred employee benefits          4,734    5,234
                        Trademark                             447      394
                        Foreign loss carryforwards          3,971    2,418
                        Valuation allowance                (3,971)  (2,418)

                      Total net non-current deferred
                        tax liabilities                   $(2,700) $(2,869)

               The valuation allowance in each year relates to foreign loss carryforwards for which utilization is uncertain. The majority of the foreign loss carryforward is in France.
               This French loss carryforward expires beginning in 1999.
               For financial reporting purposes, income before income taxes includes the following components:

                                                  Year Ended December 31,
                                                   1995    1994     1993
                      Pretax income (loss):
                      United States               $24,513 $14,319  $11,704
                      Foreign                      (4,325) (1,361)  (2,412)

                      Total                       $20,188 $12,958  $ 9,292


               A reconciliation of the federal statutory income tax rate to the effective tax rates reflected in the consolidated statements of income follows:

                                                    Year Ended December 31,
                                                     1995    1994     1993

                      Federal statutory tax rate     35.0%   35.0%    35.0%
                      Differences resulting from:
                        State and local income taxes, net
                        of federal income tax benefit 4.7     4.5      4.1
                        Foreign losses with no
                          tax benefit                 7.5     3.7      9.1
                        Other                        (1.4)    2.5      3.1

                      Total                          45.8%   45.7%    51.3%


             Note 9.  Retirement plans

               The Company has defined contribution and defined benefit pension plans covering substantially all employees. Charges to operations by the Company for these pension plans totaled
               $4,002, $4,309, and $4,621 for 1995, 1994 and 1993,
               respectively.

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
                                                         December 31,
                                                     1995   1994     1993

                      Discount rate                   7.0%    7.5%     7.0%

                      Expected long-term rate
                        of return on assets           8.0%    8.0%     7.0%


                      Rates of increase in
                        compensation levels         0-4.5%  0-4.5%   0-4.5%

               Net periodic pension cost was comprised of:

                                                   Year Ended December 31,
                                                    1995    1994     1993

                      Service cost - benefits
                        earned during the period   $1,923  $2,212   $2,318
                      Interest cost on projected
                        benefit obligations         1,947   1,888    1,808
                      Actual return on plan assets (4,818) (1,118)  (1,708)
                      Net amortization and deferral 3,982     552    1,259

                      Net periodic pension cost    $3,034  $3,534   $3,677

               In conjunction with the plant closings discussed in Note 2, the Company curtailed its defined benefit plans for the affected plants. A curtailment cost of approximately $389 is included in the plant closing cost of $2,700.

               The following table sets forth the funded status of the Company's defined benefit plans and the amount recognized in the Company's consolidated balance sheets. The funded status of plans with assets exceeding the accumulated benefit obligation (ABO) is segregated by column, from that of plans with the ABO exceeding assets.


                                                   December 31,
                                             1995               1994
                                       Assets     ABO     Assets     ABO
                                        Exceed  Exceeds    Exceed  Exceeds
                                          ABO   Assets       ABO   Assets
               Actuarial present value of
                 benefit obligations:
                   Vested benefits     $11,957  $ 8,293   $ 9,365  $ 6,599
                   Nonvested benefits      740      211       916      313
                   Total accumulated benefit
                     obligation        $12,697  $ 8,504   $10,281  $ 6,912
                   Projected benefit
                     obligation        $22,791  $ 8,864   $19,334  $ 7,244
               Plan net assets at
                 fair value             18,184    5,761    12,451    2,980
               Projected benefit
                 obligation in excess of
                 plan net assets        (4,607)  (3,103)   (6,883)  (4,264)
               Unamortized transition
                   asset                (1,245)     (58)   (1,382)     (20)
               Unrecognized prior service
                   cost                  2,264    2,447     2,586    3,022
               Unrecognized net
                   (gain)loss           (2,012)    (100)     (604)    (679)
               Adjustment to recognize
                   minimum liability      -      (2,000)      -     (2,000)

               Accrued pension liability
                   at December 31      $(5,600) $(2,814)  $(6,283) $(3,941)


               Defined contribution plan - The Company maintains a defined contribution retirement plan covering certain salaried employees. Annual contributions are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for contributions under this plan totaled $923, $531 and $565 for 1995, 1994 and 1993, respectively.

               The Company also has a supplemental retirement program for designated employees. Annual provisions to this unfunded plan are discretionary and are determined by the Company's
               Executive Committee. Charges to operations by the Company for additions to this plan totaled $45, $244 and $379 for 1995, 1994 and 1993, respectively.

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

               The following table sets forth the funded status of the plan and the postretirement benefit cost recognized in the Company's consolidated balance sheets:

                                                             December 31,
                                                            1995     1994
               Accumulated postretirement benefit obligation:
                 Retirees                                 $   189  $   159
                 Fully eligible active plan participants      157      169
                 Other active plan participants               404      523
                 Total                                        750      851
               Plan assets                                     -       -
               Unrecognized net gain                          630      497

               Accrued postretirement benefit cost         $1,380   $1,348



               Net periodic postretirement benefit cost was comprised of:

                                                   Year Ended December 31,
                                                   1995      1994     1993
               Service cost - benefits attributed
                 to employee service during
                   the year                        $ 42      $ 67     $ 98
               Interest cost on accumulated
                 postretirement benefit obligation   48        53       61
               Net amortization and deferral        (34)      (38)     (18)

               Net periodic postretirement
                 benefit cost                      $ 56      $ 82     $141

               The discount rate used in determining the accumulated postretirement benefit obligation was 7% in 1995, 1994 and 1993. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12%, declining gradually to 6% by 2012 and then declining further to an ultimate rate of 4% by 2022.

               The health care cost trend rate assumption has a significant impact on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation at December 31, 1995 by approximately $58 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995 by approximately $3.


             Note 10.  Common stock

               In May, 1993, shareholders of the Company approved a stock conversion plan whereby shares of Class B common stock may be converted to an equal number of Class A common shares.

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

               The Class A common stock shareholders are entitled to receive a liquidation preference of $3.75 per share before any payment or distribution to holders of the Class B common stock. Thereafter, holders of the Class B common stock are entitled to receive $3.75 per share before any further payment or distribution to holders of the Class A common stock. Thereafter, holders of the Class A common stock and Class B common stock share on a pro-rata basis in all payments or distributions upon liquidation, dissolution, or winding up of the Company.



               The Class A common stock shareholders have the right to elect or remove, as a class, 25% of the entire board of directors of the Company. Class B common stock shareholders are entitled to elect or remove, as a class, the other 75% of the directors (subject to any rights granted to any series of preferred stock) and are entitled to one vote per share on all matters (including an increase or decrease in the unissued authorized capital stock of any class) presented to the shareholders for vote.

               In February, 1995, the Company initiated stock option plans for certain employees and directors. A total of 1,470,000 shares have been authorized for these option programs. As of December 31, 1995, 155,800 options have been granted to purchase Company Class A common stock at the fair market value at date of grant issuance, primarily $14.50 per share.

               Rights to exercise these options vest over a four year period. At December 31, 1995, no options have vested.

               The Company has elected to follow Accounting Principles
               Board Opinion No. 25, "Accounting for Stock Issued to
               Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, since the exercise price of the Company s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

             ITEM 9 DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None


             PART III

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information required by this item is incorporated by
             reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 3, 1996.


             ITEM 11. EXECUTIVE COMPENSATION

               The information required by this item is incorporated by
             reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 3, 1996.

             ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT

               The information required by this item is incorporated by
             reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 3, 1996.





             ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this item is incorporated by
             reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 3, 1996.


              PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                       ON FORM 8-K

               (a)  (1)     Financial Statements

                    Financial statements for OshKosh B'Gosh, Inc. listed in the Index to Financial Statements and Supplementary
                    Data on page 16 are filed as part of this Annual
                    Report.

                    (2)     Financial Statement Schedules:

                    Schedule II - Valuation and Qualifying Accounts     F-1

                    Schedules not included have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

                    (3)     Index to Exhibits

               (b)  Reports on Form 8-K

                    A Form 8-K covering Item 5. Other Events - an updated description of capital stock - was filed on October
                    25, 1995.




             (c)  Exhibits

            3.1 Certificate of Incorporation of OshKosh B'Gosh, Inc., as restated, May 7, 1993, previously filed as Exhibit
                    99.3 to the Registrant's Current Report on Form 8-K dated October 25, 1995, Commission File Number 000-
                    13365, is incorporated herein by reference.

            3.2     By-laws of OshKosh B'Gosh, Inc., as amended through
                    March 31, 1995, previously filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number
                    000-13365, is incorporated herein by reference.

          *10.1     Employment Agreement dated July 7, 1980, between
                    OshKosh B'Gosh, Inc. and Charles F. Hyde as extended by "Request For Later Retirement" dated April 15, 1986 and accepted by Board of Directors' resolution on May
                    2, 1986, previously filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Commission File Number
                    0-13365, is incorporated herein by reference.

          *10.2     Employment Agreement dated July 7, 1980, between
                    OshKosh B'Gosh, Inc. and Thomas R. Wyman, previously filed as Exhibit 10.2 to the Registrant's Registration
                    Statement No. 2-96586 on Form S-1, is incorporated herein by reference.

          *10.3 OshKosh B'Gosh, Inc. Profit Sharing Plan, as amended on February 19, 1996

          *10.4 OshKosh B'Gosh, Inc. Restated Excess Benefit Plan as amended, previously filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number
                    0-13365, is incorporated herein by reference.

          *10.5     OshKosh B'Gosh, Inc. Executive Deferred Compensation
                    Plan as amended, previously filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File
                    Number 0-13365, is incorporated herein by reference.

          *10.6     OshKosh B'Gosh, Inc. Officers Medical and Dental
                    Reimbursement Plan, as amended previously filed as
                    Exhibit 10.18 to the Registrant's Annual Report on
                    Form 10-K for the fiscal year ended December 31,1994, Commission File Number 000-13365, is incorporated herein by reference.

           10.7     Acknowledgement and Guaranty Agreement between City of
                    Liberty, Casey County, Kentucky and OshKosh B'Gosh,
                    Inc., dated October 4, 1984, and related Contract of
                    Lease and Rent dated as of November 26, 1968, previously filed as Exhibit 10.14 to the Registrant's
                    Registration Statement No. 2-96586 on Form S-1, is incorporated herein by reference.


             *Represents a plan that covers compensation, benefits and/or related arrangements for executive management.


           10.8     Indemnity Agreement between OshKosh B'Gosh, Inc. and
                    William P. Jacobsen (Vice President and Treasurer of
                    OshKosh B'Gosh, Inc.) dated as of June 8, 1987, previously filed as Exhibit 10.16 to the Registrant's
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1987, Commission File Number 0-13365, is incorporated herein by reference. (Note: Identical agreements have been entered into by the Company with each of the following officers: Anthony S. Giordano, Douglas W. Hyde, Michael D. Wachtel, and Kenneth H.
                    Masters).

          *10.9     OshKosh B'Gosh, Inc. Executive Non-Qualified Profit
                    Sharing Plan effective as of January 1, 1989, previously filed as Exhibit 10.18 to the Registrant's
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1990, Commission File Number 0-13365, is incorporated herein by reference.

          10.10 Employment agreement dated and effective May 1, 1994, by and among OshKosh B'Gosh, Inc., Essex Outfitters,
                    Inc. and Barbara Widder-Lowry previously filed as
                    Exhibit 10.14 to the Registrant's Annual Report on
                    Form 10-K for the fiscal year ended December 31,1994, Commission File Number 000-13365, is incorporated herein by reference.

          10.11 Employment agreement dated and effective May 1, 1994 by and among OshKosh B'Gosh, Inc., Essex Outfitters,
                    Inc. and Paul A. Lowry previously filed as Exhibit
                    10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,1994, Commission
                    File Number 000-13365, is incorporated herein by reference.

          10.12     Credit agreement between Oshkosh B'Gosh, Inc. and
                    Firstar Bank Milwaukee, N.A. and participating banks as amended, dated as of January 30, 1996.

          *10.13 OshKosh B'Gosh, Inc. 1994 Incentive Stock Plan previously filed as Exhibit 10.17 to the Registrant's
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31,1994, Commission File Number 000-13365, is incorporated herein by reference.

          10.14     OshKosh B'Gosh, Inc. 1995 Outside Directors' Stock
                    Option Plan previously filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,1994, Commission File Number
                    000-13365, is incorporated herein by reference.


             *Represents a plan that covers compensation, benefits and/or related arrangements for executive management.


            21. The following is a list of the subsidiaries of the Company as of December 31, 1995. The consolidated financial statements reflect the operations of all subsidiaries as they existed on December 31, 1995.

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

                    Manufacturera International
                      Apparel, S.A.                       Honduras

                    OshKosh B'Gosh Europe, S.A.           France

                    OshKosh B'Gosh International
                      Sales, Inc.                         Virgin Islands

                    OshKosh B'Gosh Asia/Pacific Ltd.      Hong Kong

                    OshKosh B'Gosh U.K. Ltd.              United Kingdom

                    OshKosh B'Gosh Deutschland GmbH       Germany


             23.    Consent of Ernst & Young LLP, Independent Auditors

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


             Signature               Title

             /S/ DOUGLAS W. HYDE     Chairman of the Board,
                                     President and Chief Executive Officer

             /S/ MICHAEL D. WACHTEL  Executive Vice President,
                                     Chief Operating Officer and Director

             /S/ DAVID L. OMACHINSKI Vice President, Treasurer
                                     and Chief Financial Officer

             /S/ STEVEN R. DUBACK    Secretary and Director

             /S/ ORREN J. BRADLEY    Director

             /S/ JERRY M. HIEGEL     Director

             /S/  JUDITH D. PYLE     Director






             (d)
                         OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                                      Schedule II

             Valuation and Qualifying Accounts
             (Dollars in Thousands)

                                             Years Ended December 31,
                                               1995     1994    1993


             Accounts Receivable - Allowances:
              Balance at Beginning of Period $ 3,700   $3,310  $2,265
              Charged to Costs and Expenses    8,084    6,508   5,979
              Deductions - Bad Debts Written off,
                Net of Recoveries and Other
                Allowances                    (7,814)  (6,118) (4,934)

              Balance at End of Period       $ 3,970   $3,700  $3,310


                                              Years Ended December 31,
                                               1994     1993    1992


             Restructuring Costs - Allowances:
              Balance at Beginning of Period $ 2,381  $ 8,186 $   422
              Charged to Cost and Expenses      -         -    10,836
              Actual Restructuring Costs
                Incurred                      (2,047)  (5,805) (3,072)

              Balance at End of Period       $   334  $ 2,381 $ 8,186




                                          F-1
