Form 10-Q
period 1996-03-31
OSHKOSH B GOSH INC
filed 1996-04-23
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                             COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q
   (Mark One)

   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES     EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1996

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

        Yes    X                           No

   As of March 31, 1996, there were outstanding 11,189,387 shares of Class A Common Stock and 1,266,413 shares of Class B Common
   Stock.

                             FORM 10-Q

               OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                               INDEX

                                                          Page

   Part I.Financial Information

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets --     3
             March 31, 1996 and December 31, 1995

             Unaudited Condensed Consolidated             4
             Statements of Income -- Three Months ended
             March 31, 1996 and 1995

             Unaudited Condensed Consolidated Statements  5
             of Cash Flow -- Three Months Ended March 31,
             1996 and 1995

             Notes to Condensed Consolidated Financial    6
             Statements

   Item 2.   Management's Discussion and Analysis         7
             of Results of Operations and Financial
             Condition.

   Part II.  Other Information                            10

             Signatures                                   10

               OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                       (Dollars in thousands)

                                        March 31,       December 31,
                                           1996           1995
                                        (Unaudited)        *


   Current assets
     Cash and cash equivalents            $  2,084       $  2,418
     Accounts receivable                    46,991         24,691
     Inventories                            84,825         95,743
     Prepaid expenses & other current assets 7,743          3,127
     Deferred income taxes                   9,400         11,400
   Total current assets                    151,043        137,379

     Property, plant & equipment           113,546        116,357
     Less accumulated depreciation and
       amortization                         51,635         51,346
   Net property, plant and equipment        61,911         65,011

   Other assets                              5,848          6,189

   Total assets                        $   218,802      $ 208,579

   Liabilities and shareholders  equity
   Current liabilities
     Accounts payable                     $ 10,787       $ 13,910
     Accrued expenses                       31,031         28,055
   Total current liabilities                41,818         41,965


   Long term debt                            9,875             --
   Deferred income taxes                     2,400          2,700
   Employee benefit plan liabilities        11,909         13,836

   Shareholders  equity
     Preferred stock                          --             --
     Common stock:
        Class A                                112            112
        Class B                                 13             13
     Retained earnings                     152,237        149,720
     Cumulative foreign currency
       translation adjustments                 438            233
   Total shareholders  equity              152,800        150,078

   Total liabilities and shareholders
      equity                              $218,802       $208,579

   * Condensed from audited financial statements.

   See notes to condensed consolidated financial statements.

               OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Income
              (In thousands, except per share amounts)
                            (Unaudited)


                                               Three Months Ended
                                                    March 31,
                                                1996          1995

   Net sales                                $  120,876     $  108,486
   Cost of products sold                        84,319         76,882

   Gross profit                                 36,557         31,604

   Selling, general and administrative expenses 31,466         28,154

   Operating income                              5,091          3,450

   Other income (expense):
     Interest expense                             (265)          (205)
     Interest income                               333            326
     Royalty income                                804          1,044
     Other                                         120            174

   Other income -- net                             992          1,339

   Income before taxes                           6,083          4,789

   Income taxes                                  2,707          2,069

   Net income                                 $  3,376        $ 2,720

   Average number of shares outstanding         12,456         13,314

   Net income per common share               $    0.27       $   0.20

   Cash dividends per common share
        Class A                              $    0.07       $   0.07
        Class B                              $    0.06       $   0.06






   See notes to condensed consolidated financial statements.

               OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flow
                       (Dollars in thousands)
                            (Unaudited)

                                            Three Months Ended
                                                  March 31,
                                            1996           1995


   Cash flows from operating activities
     Net income for the period        $    3,376      $   2,720
     Depreciation                          2,595          2,644
     Other items in income not affecting
        cash                                 402            733
     Changes in current assets           (15,998)       (13,892)
     Changes in current liabilities         (147)        (2,334)

   Net cash used in operating activities  (9,772)       (10,129)


   Cash flows from investing activities
     Property, plant and equipment
        additions                           (891)        (1,613)
     Other                                   349           (444)
     Proceeds from disposal of assets        964          1,423


   Net cash provided by (used in)
     investing activities                    422           (634)


   Cash flows from financing activities
     Net increase in long-term borrowings  9,875          7,400
     Cash dividends paid                    (859)          (923)
     Repurchase of common stock              ---         (4,858)

   Net cash provided by financing activities9,016        (1,435)


   Net decrease in cash and cash
     equivalents                      $     (334)     $  (9,144)


   See notes to condensed consolidated financial statements.

               OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
                            (Unaudited)




   Note 1.  Basis of Preparation

   The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, the results of operations for the three-month periods ended March 31, 1996 and 1995, and cash flows for the three month periods ended March 31, 1996 and 1995.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company s 1995 Annual Report.

   Note 2.  Inventories

   A summary of inventories follows:

                                       March 31,    December 31
                                         1996           1995
                                        (Dollars in thousands)

   Finished goods                     $   59,683     $   70,837
   Work in process                        15,789         15,462
   Raw materials                           9,353          9,444

   Total                              $   84,825     $   95,743



   The replacement cost of inventory exceeds the above LIFO costs by $16,668 and $16,158 at March 31, 1996 and December 31,
   1995.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    RESULTS OF OPERATIONS

   Consolidated net sales for the three months ended March 31, 1996 were $120.9 million, an increase of $12.4 million (11.4%) over 1995 first quarter sales of $108.5 million. The
   Company s domestic wholesale business of approximately $78.2 million for the first quarter of 1996 was 4.5% more than 1995 first quarter sales of approximately $74.8 million, with a corresponding increase in unit shipments of approximately 8.4%. The increase in domestic wholesale unit shipments resulted primarily from increased sales of Holiday 1995 closeout merchandise. Difficulties experienced by the Company in coordinating the transition of its sourcing strategy (which calls for increasing sourcing of its product from offshore contractors) resulted in the inability of the Company to make timely deliveries on certain Holiday 1995 orders to customers. Shipments of Spring 1996 first quality fashion garments were flat during the first quarter of 1996 when compared to 1995. The Company currently anticipates that second quarter unit shipments as well as unit shipments of its Fall 1996 wholesale product offering (shipped primarily during the third quarter of 1996) will be flat compared to 1995 shipments.

   The Company's retail sales at its OshKosh B'Gosh branded outlet stores and Genuine Kids stores were approximately $29.1 million for the first quarter of 1996, a 28.2% increase over 1995 first quarter sales of approximately $22.7 million. This retail sales increase was primarily generated by the sales of 35 retail stores opened during 1995. The Company s comparable store sales for the first quarter of 1996 were up approximately 9.1%. The Company anticipates opening approximately 14 new stores during 1996, and closing 8 to 10 unprofitable stores. This slow down in the rate of growth in new retail stores compared to prior years will result in modest retail sales growth through the balance of 1996 as compared to the growth experienced in 1995.

   The Company's gross profit margin as a percent of sales improved to 30.2% in the first quarter of 1996, compared to 29.1% in the first quarter of 1995. This gross margin improvement was due primarily to the impact of the Company's increased retail sales at higher gross margins relative to its domestic wholesale business, along with improvement in the domestic wholesale business gross profit margin. The
   Company s sourcing strategy, along with relatively stable raw material costs and more efficient manufacturing plant utilization, contributed to the Company's first quarter 1996 gross profit margin improvement. The Company's anticipated retail growth during the remainder of 1996, combined with increased use of contract manufacturing resources outside of the United States, should result in further improvement in its gross profit margins for the remainder of 1996 as compared to the last three quarters of 1995.

   Selling, general and administrative expenses for the first quarter of 1996 increased $3.3 million over the first quarter of 1995. As a percentage of net sales, selling, general and administrative expenses were 26.0% for the first quarter of 1996 and 1995. The primary reason for the increased selling, general and administrative expenses in dollars is the Company s continued expansion of its retail business.
   However, the Company s sales growth in its retail and wholesale businesses have resulted in stable selling, general and administrative expenses as a percentage of net sales. The increased number of retail stores opened in the second half of 1995, along with additional store openings in 1996 will result in higher total selling, general and administrative expenses for the remainder of 1996 as compared to the last three quarters of 1995.

   The Company's net other income for the first quarter of 1996 was $1.0 million, compared to $1.3 million in the first quarter of 1995. This reduction was caused by a modest reduction in domestic royalty income, net of expenses, and an increase in net interest expense due to the completion of a stock repurchase program in 1995. The Company's effective tax rate was 44.5% for the first quarter of 1996 compared to 43.2% for the comparable period in 1995.

   In 1995, the Company recorded a $2.7 million pre-tax charge for plant closings that included approximately $1.9 million of severance and related costs pertaining to work force reductions as well as $750,000 for facility closings and the write-down of related assets. In January 1996, the Company closed and sold its Hermitage Springs facility and closed its McEwen facilitiy. These activities required cash expenditures of approximately $500,000 in the first quarter of 1996. The Company does not anticipate any material changes in cost to complete its 1995 plan to close certain plants.

   In March 1995, the Financial Accounting Standards Board issued Statement No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company initially adopted Statement No. 121 in the first quarter of 1996. The effect of applying this new standard to the Company's long-lived assets is not material.

   SEASONALITY

   The Company's business is increasingly seasonal, with highest sales and income in the third quarter which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail outlet store sales during this period. The Company anticipates this seasonal trend to continue to impact 1996 quarterly sales and net income. As a result of this seasonality of business, the Company currently anticipates incurring a net loss in the second quarter of 1996 which may be in excess of the net loss incurred during the second quarter of 1995. First quarter 1996 operating results are not necessarily indicative of anticipated quarterly results through the balance of the year.

   FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

   The Company's financial condition remains strong. Net working capital at March 31, 1996 was $109.2 million, as compared to $95.4 million at the end of 1995 and $109.3 million at March 31, 1995. The Company's current ratio was 3.6 to 1 at March 31, 1996, compared to 3.3 to 1 at the end of 1995 and 4.0 to 1 at March 31, 1995. Accounts receivable at March 31, 1996 were $47.0 million compared to $42.8 million at March 31, 1995. This increase in accounts receivable relates primarily to increased wholesale sales for the quarter. Management believes that at March 31, 1996 inventory levels are generally appropriate for anticipated business activity for the remainder of 1996.

   At March 31, 1996 the Company had approximately $9.9 million of long-term debt outstanding as compared to $7.7 million at March 31, 1995. The increase in long-term indebtedness outstanding at March 31, 1996 is the result of the Company borrowing under its revolving credit arrangement in conjunction with its daily cash management needs. The Company believes that its credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs for the remainder of 1996.

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

                        OSHKOSH B'GOSH, INC.


        Date: April 23, 1996     /S/ DOUGLAS W HYDE
                                 Douglas W. Hyde
                                 Chairman of the Board,
                                 President, Chief Executive
                                 Officer and Director



        Date: April 23, 1996     /S/ DAVID L OMACHINSKI
                                 David L. Omachinski
                                 Vice President-Finance,
                                 Treasurer, Chief Financial
                                 Officer and Director