Form 10-Q
period 1996-06-30
OSHKOSH B GOSH INC
filed 1996-07-23
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                                      COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

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

                    Yes  X                             No

          As of June 30, 1996, there were outstanding 11,189,387 shares of Class A Common Stock and 1,266,413 shares of Class B Common Stock.





                                      FORM 10-Q

                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                        INDEX

                                                                      Page

          Part I.   Financial Information

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets --            3
                    June 30, 1996 and December 31, 1995

                    Unaudited Condensed Consolidated Statements         4
                    of Income -- Three Months and Six Months
                    Ended June 30, 1996 and 1995

                    Unaudited Condensed Consolidated Statements         5
                    of Cash Flow -- Six Months Ended June 30,
                    1996 and 1995

                    Notes to Condensed Consolidated Financial           6
                    Statements

          Item 2.   Management's Discussion and Analysis of             9
                    Results of Operations and Financial
                    Condition

          Part II.  Other Information                                  13

          Signatures                                                   14





                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets
                                (Dollars in thousands)

                                                June 30,      December 31,
                                                  1996           1995 *
                                               (Unaudited)
          Assets
          Current Assets
            Cash and cash equivalents          $    1,282      $    2,418
            Accounts receivable                    31,373          24,691
            Inventories                            98,850          95,743
            Prepaid expenses & other
             current assets                         5,654           3,127
            Deferred income taxes                  19,600          11,400
          Total current assets                    156,759         137,379

          Property, plant & equipment             106,064         116,357
            Less accumulated depreciation
            and amortization                       52,099          51,346
          Net property, plant and equipment        53,965          65,011

          Other assets                              4,920           6,189

          Total assets                         $  215,644      $  208,579

          Liabilities and shareholders'
           equity
          Current liabilities
            Accounts payable                   $    9,320      $   13,910
            Accrued expenses                       37,444          28,055
          Total current liabilities                46,764          41,965

          Long-term debt                           11,160            --
          Deferred income taxes                       --            2,700
          Employee benefit plan
           liabilities                             15,624          13,836

          Shareholders' equity
            Preferred stock                           --              --
            Common stock:
              Class A                                 112             112
              Class B                                  13              13
            Retained earnings                     141,537         149,720
            Cumulative foreign currency
             translation adjustments                  434             233
          Total shareholders' equity              142,096         150,078

          Total liabilities and
           shareholders'equity                 $  215,644      $  208,579

          * Condensed from audited financial statements.

          See notes to condensed consolidated financial statements.





                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                     Condensed Consolidated Statements of Income
                       (In thousands, except per share amounts)
                                     (Unaudited)


                                   Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                     1996       1995        1996     1995

          Net sales               $ 82,579   $ 74,934  $ 203,455 $ 183,420


          Cost of products sold     57,057     50,000    141,376   126,882

          Gross profit              25,522     24,934     62,079    56,538

          Selling, general and
           administrative
           expenses                 29,858     28,670     61,324    56,824
          Special charges           20,900       --       20,900       --

          Operating income (loss)  (25,236)    (3,736)   (20,145)     (286)

          Other income (expense)
            Interest expense          (261)      (346)      (526)     (551)
            Interest income            247        337        580       663
            Royalty income           1,017        378      1,821     1,422
            Other                      162         28        282       202

          Other income -- net        1,165        397      2,157     1,736

          Income (loss) before
           taxes                   (24,071)    (3,339)   (17,988)    1,450

          Income taxes (benefit)   (14,231)    (1,460)   (11,524)      609

          Net income (loss)       $ (9,840)  $ (1,879) $  (6,464)$     841

          Average number of shares
           outstanding              12,456     12,995     12,456    13,163

          Net income (loss) per
           common share           $  (0.79)  $  (0.14) $   (0.52)$    0.06

          Cash dividend per common
           share
               Class A            $   0.07   $   0.07  $    0.14 $    0.14
               Class B            $   0.06   $   0.06  $    0.12 $    0.12


          See notes to condensed consolidated financial statements.





                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Cash Flow
                                (Dollars in thousands)
                                     (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                      1996          1995
          Cash flows from operating
           activities
            Net income (loss) for the
             period                               $  (6,464)     $    841
            Depreciation                              5,350         5,222
            Special charges                          20,900           --
            Deferred income tax benefit             (11,600)        2,595
            Items in income not affecting
             cash                                     1,357         1,991
            Changes in current assets               (16,010)      (36,333)
            Changes in current liabilities           (2,872)       (2,080)

          Net cash used in operating
           activities                                (9,339)      (27,764)


          Cash flows from investing
           activities
            Property, plant and equipment
             additions                               (2,916)       (4,090)
            Other                                       (32)       (1,027)
            Proceeds from disposal of
             assets                                   1,710         1,893

          Net cash used in
           investing activities                      (1,238)       (3,224)


          Cash flows from financing
           activities
            Net increase in long-term
             borrowings                              11,160        33,996
            Cash dividends paid                      (1,719)       (1,825)
            Repurchase of common stock                  --        (10,883)

          Net cash provided by financing
           activities                                 9,441        21,288

          Net decrease in cash and cash
           equivalents                           $   (1,136)     $ (9,700)



          See notes to condensed consolidated financial statements.





                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)


          Note 1.  Basis of Preparation

          The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and cash flows for the six-month periods ended June 30, 1996 and 1995.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and
          Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report.

          Note 2.  Special Charges

          During the second quarter of 1996, the Company recorded special charges of $8.0 million ($.64 per share), net of tax benefits, related to the discontinuance of the Company's Genuine Kids retail store chain, wind-down of the Company's European subsidiaries and transfer of the European business to a licensee, and the closing of its Red Boiling Springs and Celina, Tennessee sewing facilities. These actions will ultimately eliminate the underperforming Genuine Kids and European components of the Company's business. The plant closings will accelerate the Company's strategic direction to source product based solely on price, quality and delivery factors, which has resulted in more of our product being sourced outside of the United States.

          These decisions will affect approximately 1,100 employees, including approximately 500 retail store employees throughout the United States, approximately 550 manufacturing employees from our plants in Tennessee, and approximately 50 employees from our European subsidiaries. Total severance and related benefits totaling approximately $3.9 million will be paid as employee terminations occur during the second half of 1996 and first half of 1997.

          The special charges include approximately $8.9 million related to other  exit  costs,  including estimated  lease  settlements  and
          anticipated   costs  to  dispose  of  certain  operating  assets,
          including  inventory,  as part  of the  exit  plan.   The special





          charges also include approximately $8.1 million of impaired assets, recognized in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Of this amount, approximately $6.6 million reduced the carrying value of property, plant and equipment on the June 30, 1996 balance sheet. The Company's decision to implement these changes will result in unamortized retail leasehold improvements and excess manufacturing space in Tennessee. These assets have been written down to management's estimate of fair value (approximately $3.5 million, net of disposal costs) as part of the special charges. The Company is actively pursuing buyers for certain leasehold improvements and its manufacturing facilities.

          The liquidation of the European entities will permit recognition of certain U.S. tax deductions previously unrecognized, resulting in an approximate $4.5 million income tax benefit. This income tax benefit, along with the $8.4 million income tax credit resulting from the special charges, reduces the net impact on Company earnings by $12.9 million.

          In total, the special charges will require approximately $9.0 million of cash outlays. However, this amount will be more than offset by the cash generated from the income tax benefit and asset sales. These restructuring decisions should not have a material impact on the Company's ongoing results of operations or sales for the remainder of 1996 as the Company anticipates licensing its European business effective January 1, 1997 and will continue to operate a majority of its Genuine Kids stores through the first quarter of 1997.

          The Company's 1997 net income will be favorably impacted by a substantial reduction of operating losses from its European subsidiaries (which amounted to $4.6 million in 1995 and are expected to be between $3 and $5 million in 1996), elimination of our Genuine Kids business (which is operated as part of the Company's retail operations) and royalty income generated from the European licensing arrangement. The Company's European subsidiary sales for 1995 and the six months ended June 30, 1996 amounted to $12.5 million and $8 million, respectively. The Company's Genuine Kids sales for 1995 and the six months ended June 30, 1996 amounted to $40.9 million and $16.1 million, respectively.

          These special charges are based on management's best estimates of costs related to these decisions. The actual costs the Company will ultimately incur are dependent on certain risks and uncertainties and could differ from the amounts used to record the estimated effect of these decisions.





          Note 3.  Inventories

          A summary of inventories follows:

                                             June 30,          December 31,
                                               1996                 1995
                                                  (Dollars in thousands)

          Finished goods                    $  63,231            $  70,837
          Work in process                      26,228               15,462
          Raw materials                         9,391                9,444

          Total                             $  98,850            $  95,743

          The replacement cost of inventory exceeds the above LIFO costs by $17,178 and $16,158 at June 30, 1996 and December 31, 1995.





                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          RESULTS OF OPERATIONS

          Consolidated net sales for the three months ended June 30, 1996, were $82.6 million, an increase of $7.7 million (10.2%) over 1995 second quarter sales of $74.9 million. Consolidated net sales for the six months ended June 30, 1996, were $203.5 million, an increase of $20.1 million (10.9%) over the first six months of 1995 sales of $183.4 million. The Company's domestic wholesale business of approximately $45.8 million for the second quarter of 1996 was 6.5% more than 1995 second quarter sales of approximately $43 million, with a corresponding increase in unit shipments of approximately 10.8%. The increase in domestic wholesale unit shipments resulted primarily from increased sales of closeout merchandise. Shipments of first quality fashion garments were relatively flat during the second quarter of 1996 when compared to 1995. The Company currently anticipates that unit shipments for the second half of 1996 will be relatively flat compared to 1995 unit shipments.

          The Company's retail sales at its OshKosh B'Gosh branded stores and Genuine Kids stores were approximately $32.1 million for the second quarter of 1996, a 23.5% increase over 1995 second quarter retail sales of approximately $26 million. For the six month period ended June 30, 1996, Company retail sales were approximately $61.2 million, a 25.7% increase over the first six months of 1995 retail sales of approximately $48.7 million. The Company's comparable store sales for the three month and six month periods ended June 30, 1996 were up approximately 8.3% and 8.5%, respectively. During the second quarter of 1996, the Company opened three OshKosh stores, converted three Genuine Kids stores to OshKosh stores and closed two Genuine Kids stores. In connection with the Company's recently announced discontinuance of its Genuine Kids retail store chain, the Company currently anticipates closing eight additional Genuine Kids stores and converting eight to OshKosh stores during the remainder of 1996. Additional Genuine Kids stores may be closed in 1996 pending negotiations with landlords. The Company anticipates having all of its Genuine Kids stores closed by March 31, 1997. The Company also anticipates opening an additional nine OshKosh stores during the remainder of 1996.

          The Company's gross profit margin as a percent of sales was 30.9% in the second quarter of 1996, compared with 33.3% in the second quarter of 1995. For the six months ended June 30, 1996, gross margin as a percent of sales was 30.5% compared to 30.8% for the first six months of 1995. The Company's second quarter 1996 gross margin was adversely affected by a much higher sales level of closeout merchandise (both Holiday 1995 and Spring 1996 season closeout merchandise). The Company currently anticipates modest improvement in its gross profit margins for the remainder of 1996 as compared to the last two quarters of 1995.





          Selling, general and administrative expenses (excluding the special charges) for the three month and six month periods ended June 30, 1996, increased $1.2 million and $4.5 million over the three month and six month periods ended June 30, 1995, respectively. As a percent of net sales, these expenses were 36.2% and 30.1% for the three month and six month periods ended June 30, 1996 as compared to 38.3% and 31.0% in the comparable periods of 1995. The primary reason for the dollar increase in selling, general and administrative expenses is the Company's continued expansion of its OshKosh retail business. The Company currently anticipates that selling, general and administrative expenses, as a percent of net sales, will be stable or down slightly for the remainder of 1996 in comparison to the second half of 1995.

          During the second quarter of 1996, the Company recorded special charges of $8.0 million ($.64 per share), net of tax benefits, related to the discontinuance of the Company's Genuine Kids retail store chain, wind-down of the Company's European subsidiaries and transfer of the European business to a licensee, and the closing of its Red Boiling Springs and Celina, Tennessee sewing facilities. These actions will ultimately eliminate the underperforming Genuine Kids and European components of the Company's business. The plant closings will accelerate the Company's strategic direction to source product based solely on price, quality and delivery factors, which has resulted in more of our product being sourced outside of the United States.

          These decisions will affect approximately 1,100 employees, including approximately 500 retail store employees throughout the United States, approximately 550 manufacturing employees from our plants in Tennessee, and approximately 50 employees from our European subsidiaries. Total severance and related benefits totaling approximately $3.9 million will be paid as employee terminations occur during the second half of 1996 and first half of 1997.

          The special charges include approximately $8.9 million related to other exit costs, including estimated lease settlements and anticipated costs to dispose of certain operating assets, including inventory, as part of the exit plan. The special charges also include approximately $8.1 million of impaired assets, recognized in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Of this amount, approximately $6.6 million reduced the carrying value of property, plant and equipment on the June 30, 1996 balance sheet. The Company's decision to implement these changes will result in unamortized retail leasehold improvements and excess manufacturing space in Tennessee. These assets have been written down to management's estimate of fair value (approximately $3.5 million, net of disposal costs) as part of the special charges. The Company is actively pursuing buyers for certain leasehold improvements and its manufacturing facilities.





          The liquidation of the European entities will permit recognition of certain U.S. tax deductions previously unrecognized, resulting in an approximate $4.5 million income tax benefit. This income tax benefit, along with the $8.4 million income tax credit resulting from the special charges, reduces the net impact on Company earnings by $12.9 million.

          In total, the special charges will require approximately $9.0 million of cash outlays. However, this amount will be more than offset by the cash generated from the income tax benefit and asset sales. These restructuring decisions should not have a material impact on the Company's ongoing results of operations or sales for the remainder of 1996 as the Company anticipates licensing its European business effective January 1, 1997 and will continue to operate a majority of its Genuine Kids stores through the first quarter of 1997.

          The Company's 1997 net income will be favorably impacted by a substantial reduction of operating losses from its European subsidiaries (which amounted to $4.6 million in 1995 and are expected to be between $3 and $5 million in 1996), elimination of our Genuine Kids business (which is operated as part of the Company's retail operations) and royalty income generated from the European licensing arrangement. The Company's European subsidiary sales for 1995 and the six months ended June 30, 1996 amounted to $12.5 million and $8 million, respectively. The Company's Genuine Kids sales for 1995 and the six months ended June 30, 1996 amounted to $40.9 million and $16.1 million, respectively.

          These special charges are based on management's best estimates of costs related to these decisions. The actual costs the Company will ultimately incur are dependent on certain risks and uncertainties and could differ from the amounts used to record the estimated effect of these decisions.

          The Company's net other income for the three month and six month periods ended June 30, 1996 was $1.2 million and $2.2 million, respectively, compared to $.4 million and $1.7 million in the same periods of 1995. These increases result primarily from increased royalty income from foreign licensees.

          The Company's effective tax rate (tax benefit) for the second quarter of 1996 was 59.1%. This high tax benefit is a result of the recognition of previously unrecorded U.S. tax benefits related to the discontinuance of the Company's European subsidiaries. The Company anticipates that its effective tax rate to be applied against net income in the third and fourth quarters of 1996 will be approximately 40%.

          SEASONALITY

          The Company's business is increasingly seasonal, with highest sales and income in the third quarter which is the Company's peak





          wholesale shipping period and a major selling season at its retail stores. The Company's second quarter sales and income are lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. Accordingly, the Company has incurred net losses during the second quarter of 1996 and 1995. Results of operations for the Company's second quarter and six months ended June 30, 1996 are not indicative of anticipated quarterly results through the balance of the year.

          FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

          Net working capital at June 30, 1996 was $110 million as compared to $95.4 million at the end of 1995 and $127.8 million at June 30, 1995. The Company's current ratio was 3.4 to 1 at June 30, 1996, compared to 3.3 to 1 at the end of 1995 and 4.4 to 1 at June 30, 1995.

          The decrease in net working capital at June 30, 1996 compared to June 30, 1995 of $17.8 million is primarily attributable to the Company's planned reduction in inventory levels. June 30, 1996 inventory levels were approximately $14.2 million below prior year levels. The Company's accrued expenses at June 30, 1996 were approximately $7.2 million higher than prior year levels due primarily to the effects of the Company's special charges recorded in June 1996.

          The Company maintains a revolving credit arrangement to provide seasonal working capital borrowings and supports its letter of credit requirements. At June 30, 1996, the Company had approximately $11.2 million of long-term debt outstanding, as compared to $34 million at June 30, 1995. This decrease in long-term debt outstanding, substantially all of which is under the Company's revolving credit arrangement, is a result of the decrease in inventory levels and cash generated from operations.

          The Company believes that its cash generated from operations, along with available credit facilities, will be sufficient to finance the Company's capital expenditure, seasonal working capital, restructuring and business development needs.





                             PART II - OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders.

          The registrant's annual meeting of stockholders was held on May 3, 1996 (the "1996 Annual Meeting"). A majority of the shares of each class of the registrant's Common Stock, represented in person or by proxy, was required to constitute a quorum for action to be taken by such class. A total of 10,063,946 shares of Class A Common Stock and 1,033,030 shares of Class B Common Stock were represented, in person or by proxy, at the 1996 Annual Meeting, constituting a quorum of each class.

          With respect to the election of Class A Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

                                                                  Broker
          Nominee             Votes in Favor      Votes Withheld  Non-Votes

          Orren J. Bradley        10,028,212              33,734    2,000

          Jerry M. Hiegel         10,028,215              33,731    2,000

          With respect to the election of Class B Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

                                                                   Broker
          Nominee             Votes in Favor      Votes Withheld  Non-Votes

          Douglas W. Hyde          1,027,615               5,415      0

          Michael D. Wachtel       1,027,615               5,415      0

          David L. Omachinski      1,027,615               5,415      0

          Steven R. Duback         1,027,615               5,415      0

          Judith D. Pyle           1,027,615               5,415      0

          William F. Wyman         1,027,615               5,415      0

          Stig A. Kry              1,027,615               5,415      0

          Directors are elected by a plurality of the votes of the shares of the class entitled to elect such directors, present in person or represented by proxy at the meeting. "Plurality" means that the individuals who receive the largest number of votes are elected as directors up to the maximum number of directors to be chosen at the meeting. There were no nominees for director other than management's nominees identified above. Accordingly, each such nominee received a plurality of the votes cast by shares of the class indicated and, therefore, was elected.





          Item 6.   Exhibits and Reports on Form 8-K

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

                                 OSHKOSH B'GOSH, INC.



          Date:  July 23, 1996     /S/ DOUGLAS W. HYDE
                                   Chairman of the Board, President
                                   Chief Executive Officer and Director



          Date:  July 23, 1996     /S/ DAVID L. OMACHINSKI
                                   Vice President-Finance, Treasurer,
                                   Chief Financial Officer and Director