Form 10-Q
period 1996-09-30
OSHKOSH B GOSH INC
filed 1996-10-23
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                                      COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

     (Mark One)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

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

                        Yes X                       No

     As of September 30, 1996, there were outstanding 11,094,021 shares of Class A Common Stock and 1,260,654 shares of Class B Common Stock.


                                      FORM 10-Q

                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                        INDEX
                                                                 Page

     Part I.  Financial Information

     Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets --
               September 30, 1996 and December 31, 1995

               Unaudited Condensed Consolidated
               Statements of Income -- Three Months and
               Nine Months Ended September 30, 1996 and 1995

               Unaudited Condensed Consolidated Statements of Cash Flow -- Nine Months Ended September
               30, 1996 and 1995

               Notes to Condensed Consolidated Financial
               Statements

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition

     Part II.  Other Information

     Signatures


                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets
                               (Dollars in thousands)


                                              September 30,        December 31,
                                                  1996                 1995 *
                                               (Unaudited)
     Assets
     Current assets
      Cash and cash equivalents              $   10,301             $    2,418
      Accounts receivable                        41,201                 24,691
      Inventories                                78,424                 95,743
      Prepaid expenses & other
       current assets                             4,309                  3,127
      Deferred income taxes                      11,600                 11,400
     Total current assets                       145,835                137,379

     Property, plant & equipment                102,459                116,357
      Less accumulated depreciation
       and amortization                          51,039                 51,346
     Net property, plant and equipment           51,420                 65,011

     Other assets                                 4,819                  6,189

     Total assets                            $  202,074             $  208,579

     Liabilities and shareholders' equity
     Current liabilities
      Accounts payable                       $    5,431             $   13,910
      Accrued expenses                           30,900                 28,055
     Total current liabilities                   36,331                 41,965

     Deferred income taxes                           --                  2,700
     Employee benefit plan  liabilities          16,173                 13,836

     Shareholders' equity
      Preferred stock                                --                     --
      Common stock:
       Class A                                      111                    112
       Class B                                       13                     13
      Retained earnings                         149,135                149,720
      Cumulative foreign currency
       translation adjustments                      311                    233
     Total shareholders' equity                 149,570                150,078

     Total liabilities and shareholders'
      equity                                 $  202,074             $  208,579

     * Condensed from audited financial statements.
     See notes to condensed consolidated financial statements.



                             OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                          Condensed Consolidated Statements of Income
                            (In thousands, except per share amounts)
                                          (Unaudited)


                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          1996       1995       1996     1995

               Net sales               $136,693   $142,952  $ 340,148 $326,372

               Cost of products sold     91,587     94,721    232,963  221,603

               Gross profit              45,106     48,231    107,185  104,769

               Selling, general and
                administrative
                expenses                 29,356     32,347     90,680   89,171
               Special charges               --      2,700     20,900    2,700

               Operating income (loss)   15,750     13,184     (4,395)  12,898

               Other income (expense)
                 Interest expense          (293)      (701)      (819)  (1,252)
                 Interest income            259        308        839      971
                 Royalty income           1,300      1,561      3,121    2,983
                Other                       (51)       403        231      605

               Other income -- net        1,215      1,571      3,372    3,307

               Income (loss) before
                taxes                    16,965     14,755     (1,023)  16,205

               Income taxes (benefit)     6,780      6,359     (4,745)   6,968

               Net income              $ 10,185  $   8,396  $   3,722 $  9,237

               Average number of shares
                outstanding              12,431     12,689     12,448   13,003

               Net income per
                common share           $   0.82   $   0.66  $    0.30 $   0.71

               Cash dividend per common
                share
                    Class A            $   0.07   $   0.07  $    0.21 $   0.21
                    Class B            $   0.06   $   0.06  $    0.18 $   0.18

               See notes to condensed consolidated financial statements.



                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flow
                               (Dollars in thousands)
                                     (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                       1996           1995
     Cash flows from operating activities
        Net income for the period                  $  3,722       $  9,237
        Depreciation                                  7,910          7,836
        Special charges                              20,900          2,700
        Deferred income tax provision (benefit)      (2,900)           300
        Items in income not affecting cash            2,385           (749)
        Changes in current assets                    (4,038)       (31,137)
        Changes in current liabilities              (12,798)        10,279

     Net cash provided by (used in)
      operating activities                           15,181         (1,534)


     Cash flows from investing activities
        Property, plant and equipment additions      (4,815)        (7,700)
        Other                                          (949)        (1,095)
        Proceeds from disposal of assets              2,773          2,650

     Net cash used in investing activities           (2,991)        (6,145)

     Cash flows from financing activities
        Net increase in long-term borrowings            ---         17,454
        Cash dividends paid                          (2,578)        (2,705)
        Common stock issued                              45            ---
        Repurchase of common stock                   (1,774)       (16,606)

     Net cash used in financing activities           (4,307)        (1,857)

     Net increase (decrease) in cash and cash
      equivalents                                  $  7,883       $ (9,536)


     See notes to condensed consolidated financial statements.


                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)


     Note 1.  Basis of Preparation

     The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995.

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

     The special charges include approximately $8.9 million related to other exit costs, including estimated lease settlements and anticipated costs to dispose of certain operating assets, including inventory, as part of the exit plan. The special charges also include approximately $8.1 million of impaired assets, recognized in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Of this amount, approximately $6.6 million reduced the carrying value of property, plant and equipment on the June 30, 1996 balance sheet. The Company's decision to implement these changes will

     result in unamortized retail leasehold improvements and excess manufacturing space in Tennessee. These assets have been written down to management's estimate of fair value (approximately $3.5 million, net of disposal costs) as part of the special charges. The Company is actively pursuing buyers for certain leasehold improvements and its manufacturing facilities.

     The liquidation of the European entities will permit recognition of certain U.S. tax deductions previously unrecognized, resulting in an approximate $4.5 million income tax benefit. This income tax benefit, along with the $8.4 million income tax credit resulting from the special charges, reduced the net impact on Company earnings by $12.9 million.

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

     Note 3.  Inventories

     A summary of inventories follows:

                                             September 30,  December 31,
                                                 1996          1995
                                               (Dollars in thousands)

     Finished goods                          $    61,080    $   70,837
     Work in process                               8,084        15,462
     Raw materials                                 9,260         9,444

     Total                                   $    78,424    $   95,743


     The replacement cost of inventory exceeds the above LIFO costs by $17,688 and $16,158 at September 30, 1996 and December 31, 1995.


                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     RESULTS OF OPERATIONS

     Consolidated sales for the three months ended September 30, 1996, were $136.7 million, a decrease of $6.3 million (4.4%) from 1995 third quarter sales of $143.0 million. Consolidated net sales for the nine months ended September 30, 1996, were $340.1 million, an increase of $13.7 million (4.2%) over the first nine months of 1995 net sales of $326.4 million. The Company's domestic wholesale business of approximately $75.9 million for the third quarter of 1996 was 9.2% less than 1995 third quarter domestic wholesale sales of $83.6 million, with a corresponding decrease in unit shipments of approximately 4.4%. For the nine month period ended September 30, 1996, sales of domestic wholesale products were $199.9 million, a .8% decrease from the comparable period sales of 1995 of $201.4 million. Year to date unit shipments of domestic wholesale products are approximately 4.4% over the corresponding nine month period of 1995.

     The decrease in the third quarter wholesale unit shipments was due primarily to lower Fall/Back to School order bookings, combined with higher than anticipated order cancellations. Order cancellations during the third quarter of 1996 resulted from a combination of relatively weak retail "sell-thrus" at the Company's retail customers, along with delivery difficulties encountered by the Company due to the transition of its sourcing strategy. In the third quarter of 1996, sales dollars decreased by a greater percentage than unit sales due to higher shipments of closeout merchandise at significantly lower unit prices. Higher year-to-date shipments of closeout merchandise had a similar effect on sales to unit comparisons over the prior year. The Company currently anticipates that unit shipments for the fourth quarter of 1996 will be down by several percentage points as compared to the fourth quarter of 1995.

     A summary of the Company's retail sales at its OshKosh B'Gosh branded stores and Genuine Kids stores follows:

                                       (dollars in millions)
                         Three months ended          Nine months ended
                            September 30,     %         September 30,      %
                          1996       1995   Change   1996         1995   Change
     Sales

      OshKosh B'Gosh     $ 37.4     $ 31.0   20.6%  $ 82.5       $ 64.6  27.7%
      Genuine Kids         12.0       14.1  (14.9)%   28.1         29.2  (3.8)%

     Total               $ 49.4     $ 45.1    9.5%  $110.6       $ 93.8  17.9%

     Comparable store
      sales, in
      percentages

      OshKosh B'Gosh      +8.2%      +2.3%          +11.4%        +8.9%
      Genuine Kids       -16.3%      -7.6%          - 8.6%        -4.2%
      Combined             +.9%      -1.1%          + 5.3%        +4.3%



     During the third quarter of 1996, the Company opened five OshKosh B'Gosh stores, converted one Genuine Kids store to an OshKosh store and closed six Genuine Kids stores. At September 30, 1996, the Company operated ninety-three domestic OshKosh retail stores, including ninety outlet stores and three showcase stores. At September 30, 1996, the Company was also operating eighty Genuine Kids stores. In connection with the Company's recently announced discontinuance of its Genuine Kids retail store chain, the Company currently anticipates closing ten additional Genuine Kids stores and converting one to an OshKosh store during the remainder of 1996. Additional Genuine Kids stores may be closed in 1996 pending negotiations with landlords. The Company anticipates having all of its Genuine Kids stores closed by March 31, 1997. The Company also anticipates opening an additional five OshKosh stores during the fourth quarter of 1996.

     Preliminary Company plans for its OshKosh retail store operations in 1997 include opening an additional sixteen stores, converting thirteen Genuine Kids stores and closing three to five stores. The Company will also expand its retail product line by offering Genuine Girls (girls sizes 7 to 14) and Genuine Blues (boys sizes 8 to 16) in its OshKosh retail stores during the first quarter of 1997.

     The Company's gross profit margin as a percent of sales was 33.0% in the third quarter of 1996, compared with 33.7% in the third quarter of 1995. For the nine months ended September 30, 1996, gross margin as a percent of sales was 31.5% compared to 32.1% for the first nine months of 1995. The Company's gross profit margins for the three months and nine months ended September 30, 1996 were adversely affected by a much higher sales level of closeout merchandise. The Company currently anticipates modest improvement in its gross profit margin for the fourth quarter of 1996 as compared to the fourth quarter of 1995.

     Selling, general and administrative expenses (excluding special charges) for the three months ended September 30, 1996 decreased $3.0 million over the three month period ended September 30, 1995. For the first nine months of 1996, selling, general and administrative expenses increased $1.5 million over the comparable period of 1995. As a percent of net sales, these expenses were 21.5% and 26.7% for the three month and nine month periods ended September 30, 1996 as compared to 22.6% and 27.3% in the comparable periods of 1995. The third quarter decrease in the dollar amount of these expenses was due primarily to the reduction in the Company's wholesale unit shipments. The Company currently anticipates that selling, general and administrative expenses, as a percent of net sales, will be stable or down slightly for the fourth quarter of 1996 in comparison to the fourth quarter of 1995.

     During the third quarter of 1996, the Company began to execute its plan to discontinue the Company's Genuine Kids retail store chain, the wind-down of the Company's European subsidiaries and transfer of the European business to a licensee, and close its manufacturing facilities in Red Boiling Springs and Celina, Tennessee. As of September 30, 1996, approximately 550 employees, primarily from our manufacturing facilities in Tennessee have been severed, with the total severance cost incurred of approximately $1.0 million. In addition, the Company has incurred approximately $1.2 million in other exit costs relating primarily to lease settlements. The Company


     is also proceeding with the wind-down of its European subsidiaries, and transferring the business to a licensee, which is anticipated to be completed by January 1, 1997.

     The Company is on target to substantially complete these strategic changes by March 31, 1997 and does not currently anticipate any material changes to the special charge recorded in the second quarter of 1996.

     The Company's net other income for the three month and nine month periods ended September 30, 1996 was $1.2 million and $3.4 million, respectively, compared to $1.6 million and $3.3 million in the same periods of 1995.

     The Company's effective tax rate for the third quarter of 1996 was 40.0% compared to 43.1% for the comparable period in 1995. The reduction in the effective tax rate for the third quarter of 1996 is the result of the recognition of the U.S. tax benefit of the operating losses incurred by the Company's European subsidiaries during the quarter. No tax benefit was recognized for such operating losses in the third quarter of 1995. The Company's net loss before taxes of $1.0 million for the first nine months of 1996 (after recognition of the $20.9 million pre-tax special charges recorded in the second quarter) is offset by an approximate $4.7 million income tax benefit. This high tax benefit is a result of the recognition of previously unrecorded U.S. tax benefits related to the discontinuance of the Company's European subsidiaries which resulted in an approximate $4.5 million income tax credit. The Company anticipates that its effective tax rate to be applied against net income in the fourth quarter of 1996 will be approximately 40%.

     The Company's net income of $10.2 million ($.82 per share) for the third quarter of 1996 compares to $8.4 million ($.66 per share) in the comparable third quarter of 1995. The third quarter 1995 net income included a $2.7 million pre-tax plant closing special charge which reduced net income by approximately $1.6 million, or $.13 per share, net of income tax benefit.

     The Company recently completed a comprehensive strategic planning initiative. Over the past several years, the Company's childrenswear products have become widely distributed in the United States. A strategic decision has been reached by management to shrink distribution over the next two years. Company management has undertaken a comprehensive review of its wholesale customer list and has begun the process of limiting its distribution.

     As a result of this strategic decision, along with the competitive nature of the Company's business and relatively weak sell-thru results during 1996, the Company anticipates a significant reduction in its wholesale business for both the first quarter and all of 1997. Preliminary order bookings for the Company's Spring 1997 season indicate that the Company's wholesale unit shipments for the first quarter of 1997 could be in the range of 25% below the first quarter of 1996.

     SEASONALITY

     The Company's business is increasingly seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping

     period and a major selling season at its retail stores. The Company's second quarter sales and income are lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. Results of operations for the Company's three months and nine months ended September 30, 1996 are not necessarily indicative of anticipated fourth quarter 1996 results.

     FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     Net working capital at September 30, 1996 was $109.5 million as compared to $95.4 million at the end of 1995 and $109.9 million at September 30, 1995. The Company's current ratio was 4.0 to 1 at September 30, 1996 compared to 3.3 to 1 at the end of 1995 and 3.1 to 1 at September 30, 1995.

     The Company's accounts receivable at September 30, 1995 of $41.2 million, were $6.8 million less than the accounts receivable balance of $48.0 million at September 30, 1995. This decrease relates directly to the Company's decreased wholesale shipments during the third quarter of 1996 as compared to 1995. Company inventories were $78.4 million at September 30, 1996 as compared to $97.0 million at September 30, 1995. This decrease in inventory is primarily attributable to the Company's planned reduction in inventory levels, along with the winding down of its Genuine Kids and European operations.

     The Company maintains a revolving credit arrangement to provide seasonal working capital borrowings and supports its letter of credit requirements. At September 30, 1996, the Company had no long-term debt outstanding under this arrangement as compared to $17.8 million outstanding at September 30, 1995. This decrease resulted primarily from the decrease in inventory levels and cash generated from operations.

     On August 6, 1996, the Company's Board of Directors authorized a one million share repurchase program of the Company's Class A common stock. Through September 30, 1996, the Company had repurchased 104,200 shares of its Class A common stock under this program for approximately $1.8 million. The Company believes that cash generated from operations, along with available credit facilities, will be sufficient to finance the Company's capital expenditure, seasonal working capital, restructuring and business development needs, as well as its share repurchase program.

     Certain information included in this document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform
     Act of 1995.  These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "expects," "anticipates," or other such similar words. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements.  Such forward-
     looking statements are subject to certain risks and uncertainties.  Actual results could differ materially from those currently anticipated.  The forward-looking statements included herein are only made as of the date of this report.  The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


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

          OSHKOSH B'GOSH, INC.

     Date:  10/22/96          /S/DOUGLAS W. HYDE
                              Chairman of the Board, President
                              Chief Executive Officer and Director


     Date:  10/22/96          /S/DAVID L. OMACHINSKI
                              Vice President-Finance, Treasurer,
                              Chief Financial Officer and Director