Form 10-K
period 1996-12-31
OSHKOSH B GOSH INC
filed 1997-03-31
CIK 75042

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K

Mark One

      X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended DECEMBER 31, 1996
                               OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
    For the transition period from __________ to ___________

                   Commission File No. 0-13365

                      OshKosh B'Gosh, Inc.

A DELAWARE Corporation   IRS EMPLOYER IDENTIFICATION NO 39-519915
                         112 Otter Avenue
                    Oshkosh, Wisconsin 54901
                Telephone number: (414) 231-8800

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

     Yes        X                                 No

[X]  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of  Regulation S-K is not contained herein,
and will not be contained, to the best of    registrant's
knowledge, in definite proxy or information statements
incorporated   by reference in Part III of this Form 10-K or any
amendment to this Form 10K.

As of March 17, 1997, there were outstanding 10,535,571 shares of Class A Common Stock and 1,260,704 shares of Class B Common Stock, of which 8,712,383 shares and 225,049 shares, respectively, were held by non-affiliates of the registrant. Based upon the closing sales prices as of March 17, 1997, the aggregate market value of the Class A Common Stock and Class B Common Stock held by non-affiliates was $147,021,463.13 and $4,388,455.50, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

OshKosh B'Gosh, Inc. definitive Proxy Statement for its annual meeting to be held on May 2, 1997 (or such later date as the directors may determine), incorporated into Part III.
                              INDEX

PART I                                                 PAGE
Item 1.        Business
          (a)  General Development of Business
          (b)  Financial Information About Industry Segments
          (c)  Narrative Description of Business
               Products
               Raw Materials, Manufacturing and Sourcing
               Sales and Marketing
               Trademarks
               Seasonality
               Working Capital
               Backlog
               Competitive Conditions
               Environmental Matters
               Employees

Item 2.        Properties

Item 3.        Legal Proceedings

Item 4.        Submission of Matters to a Vote of Security
Holders

PART II
Item 5.        Market for the Registrant's Common Stock and
               Related Stockholder Matters

Item 6.        Selected Financial Data

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Conditions

Item 8.        Financial Statements and Supplementary Data

Item 9.        Disagreements on Accounting and Financial
Disclosure

PART III
Item 10.       Directors and Executive Officers of the Registrant

Item 11.       Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13.       Certain Relationships and Related Transactions

PART IV
Item 14.       Exhibits, Financial Statement Schedules, and
Reports
                 on Form 8-K
PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

     OshKosh B'Gosh, Inc. (together with its subsidiaries, the "Company") was founded in 1895 and was incorporated in the state of Delaware in 1929. The Company designs, manufactures, sources and markets apparel for the children's wear, youth wear, and men's wear markets. The Company also offers a children's footwear collection. While its heritage is in the men's work wear market, the Company is currently best known for its line of high quality children's wear. The children's wear and youth wear business represented approximately 93% of consolidated Company revenues for 1996. The success of the children's wear business can be attributed to the Company's core themes: quality, durability, style, trust and Americana. These themes have propelled the Company to the position of market leader in the branded children's wear industry. The Company strategically extends the product line and also leverages the economic value of the OshKosh B'Gosh name via both domestic and international licensing agreements.

     In addition to the Company's wholesale business, the Company also operates a chain of 115 domestic OshKosh B'Gosh branded stores, including 110 factory outlet stores and five showcase/mall stores, which sell first quality and irregular
OshKosh B'Gosh merchandise throughout the United States.   In
1994, The Company opened an OshKosh B'Gosh showcase store in New York City to feature a full line of OshKosh product in a signature environment designed to reinforce brand awareness among consumers. During 1996 the Company opened four first quality retail stores in regional mall locations. The Company will be expanding its retail product line in its OshKosh B'Gosh branded stores by offering youth wear sizes for girls and boys under the trade names Genuine Girls (girls sizes 7-16) and Genuine Blues (boys sizes 8-16).

     During 1996, the Company completed a comprehensive strategic planning initiative. As part of this initiative and combined with management's commitment to more efficient utilization of working capital, the Company has taken steps to improve product marketability, streamline operations, reduce its capital base and cost structure and improve delivery performance. These actions include limiting distribution of its children's wear product by narrowing the distribution channels in which the Company's products are sold over the next two years, discontinuing under-performing business units and closing certain domestic manufacturing facilities based on an on-going review of the Company's manufacturing capacity and alternative sourcing opportunities.

     In accordance with the strategic planning initiative, the Company reviewed the operations of its Genuine Kids business unit and decided to discontinue the Genuine Kids brand which was used to market a line of children's and youth apparel through a chain
of Company owned Genuine Kids retail stores.   The wind-down of
the Genuine Kids store chain was completed in January 1997. See "Item 7 Management's Discussion and Analysis of Results of Operations and Financial Conditions" and "Special Charges" in the Notes to the Consolidated Financial Statements, included in Item 8.

     In 1985, OshKosh B'Gosh International Sales, Inc. was created for the sale of OshKosh B'Gosh products to foreign distributors. Over the next few years, the Company expanded internationally through the creation of additional subsidiaries in France, Hong Kong, Germany and the United Kingdom. During 1996, the Company decided to close the Hong Kong subsidiary, and wind-down its unprofitable European operations. The Company's European business will be transferred to a licensee beginning in 1997. Ownership of retail showcase stores in London and Paris will be transferred to the Company's European licensee.

     As an integrated manufacturer and marketer, the Company is responsible for the design, manufacture and sourcing of its apparel. Through its manufacturing facilities and third-party contractors, the Company utilizes quality materials and skilled workmanship from around the world to produce apparel and footwear in accordance with Company specifications and production schedules. The Company has been expanding its utilization of off-shore sourcing as a cost-effective means to produce its products and to this end, leased a production facility in Honduras in 1990 through its wholly owned subsidiary Manufacturera International
Apparel S.A.   During 1996, as a part of the Company's ongoing
review of its internal manufacturing capacity, operational effectiveness, and alternative sourcing opportunities, the Company decided to close additional domestic manufacturing facilities.

     The Company licenses the OshKosh B'Gosh name for a wide variety of children's products including sleepwear, outerwear, apparel accessories, eyewear, educational toys, and bedding products. The Company also receives royalties from international licensees for the use of the OshKosh B'Gosh name on children's and men's wear products. Prior to 1995, the Company had licensed its name for use on footwear. In 1995, the Company began sourcing and distributing footwear directly, both domestically and internationally. During 1996, all footwear operations were brought in-house, with the assumption of the sales and domestic distribution functions, which were previously handled by a third-party agent.

(b)  Financial Information About Industry Segments

     The Company is engaged in only one line of business, namely, the apparel industry.

(c)  Narrative Description of Business

Products

     The Company designs, manufactures, sources and markets a broad range of children's clothing as well as lines of youth wear and men's casual work wear clothing under the OshKosh, OshKosh B'Gosh, Baby B'Gosh or Genuine Kids labels. The Company added the Genuine Girlsr and Genuine Bluesr labels during 1996. The products are distributed primarily through better quality department and specialty stores, 115 Company owned domestic stores, and foreign retailers. The children's wear and youth wear business, which is the largest segment of the business, accounted for approximately 93% of 1996 sales compared to approximately 92% of such sales in 1995 and 94% in 1994.

     The children's wear and youth wear business is targeted to reach the middle to upper middle segment of the sportswear market, through the use of innovative designs, quality fabrics and classic styling. The Company believes that its trade name is a valuable asset in the marketing of its apparel, signifying apparel that is classic in design and of high quality construction. The Company tradename and trademarks are generally displayed prominently on OshKosh product. Children's wear is marketed in size ranges from layette/newborn and infant/toddler to girls 6X and boys 7. Youth wear is in size ranges girls 7 to 16 and boys 8 to 16.

     The Company's children's wear and youth wear business includes a broad range of product categories, which are offered in two main groups: Fashion and Basics. The Fashion group is organized primarily in a collection format of seasonal themes, developed by an in-house product development staff. The products in a collection share a primary design theme which is carried out through fabric design and the distinctive use of colors, screenprint, embroidery, and trim applications. These collections are presented as three to five small groups within each merchandising season.

The Company also offers a Basics product line, consisting primarily of staple denim products with multiple wash treatments. The Basics product offerings for each season will typically consist of a variety of clothing items including bib overalls, pants, jeans, shorts and shortalls (overalls with short pant legs), shirts, blouses and knit tops, skirts, jumpers, sweaters, dresses, playwear and fleece. This product line is developed to be relatively seasonless, with signature OshKosh B'Gosh classic styling. These styles are available to retail customers for replenishment throughout the year. Some Basics items are also designed to serve as a foundation for the Fashion group, with seasonal colors and styles to complement the Company's Fashion product offering.

     The men's wear line is the original business that started the Company in 1895. The current line comprises the traditional bib overalls, several styles of waistband-work, carpenter, and painters-pants, five pocket jeans, work shirts and flannel shirts, as well as coats and jackets. The line is designed with a full array of sizes up to and including size 60 inch waists and 5x size shirts. Company management is currently re-evaluating the men's wear product offering and anticipates a more focused line.

     Most products are designed by an in-house staff. Product design requires long lead times, with products generally being designed a year in advance of the time they actually reach the retail market. While the Company's products are generally traditional in nature and not intended to be "designer" items, the Company attempts to incorporate current trends and consumer preferences in its designs.

     In selecting fabric and prints for its products, the Company seeks, where possible, to obtain exclusive rights to the fabric design from its suppliers in order to provide the Company for a limited period of time with some protection from imitation by competitors.

Raw Materials, Manufacturing, and Sourcing

     All raw materials used in the manufacture of Company products are purchased from unaffiliated suppliers. The Company purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric related to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. In 1996, approximately 77% of the Company's direct expenditures for raw materials (fabric) were from its five largest suppliers, with the largest such supplier accounting for approximately 28% of total raw material expenditures. Fabric and various non-fabric items, such as thread, zippers, rivets, buckles and snaps are purchased from a variety of domestic and foreign sources, based on quality, pricing, and availability.
The fabric and accessory market in which OshKosh B'Gosh purchases its raw materials is composed of a substantial number of suppliers with similar products and capabilities, and is characterized by a high degree of competition. As is customary in its industry, the Company has no long-term contracts with its suppliers. To date, the Company has experienced little difficulty in satisfying its requirements for raw materials, considers its sources of supply to be adequate, and believes that it would be able to obtain sufficient raw materials should any one of its product suppliers become unavailable.

     Product development and administration are primarily coordinated from the Company's headquarters facility in Oshkosh, WI or its regional office in New York City. The majority of the product engineering and sample making, allocation of production among plants and independent suppliers, material purchases and invoice payments is done through the Company's Oshkosh headquarters. All designs and specifications utilized by independent manufacturers are provided by the Company.

     Approximately 65% of the Company's product line (excluding footwear) is produced at Company-owned facilities, with the remainder produced by numerous third party contractors throughout the world, in accordance with the Company's specifications. Most domestic production takes place in the Company's four Tennessee and two Kentucky plants. The Company also leases a sewing plant in Honduras, where cut apparel pieces are received from the United States and are reimported by OshKosh B'Gosh as finished goods under Section 9802 (previously Section 807). In 1996, as part of the Company's review of manufacturing capacity and utilization, the Company announced the closure of certain domestic manufacturing facilities and continued to expand its use of offshore manufacturing capabilities. These actions were part of the Company's on-going effort to improve its product cost structure. The Company has established guidelines for each of its third party manufacturers in order to monitor product quality, labor practices and financial viability. The Company believes that its overall global manufacturing strategy gives the Company maximum flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.

     While no long-term, formal arrangements exist with its third-party manufacturers, the Company considers these relationships to be satisfactory. The Company believes it could, over a period of time, obtain adequate alternative production capacity if any of its independent manufacturers become unavailable. A sustained disruption of such sources of supply could, particularly on a short-term basis, have an adverse impact on the Company's operations.

     Because higher quality apparel manufacturing is generally labor intensive (sewing, pressing, finishing and quality control), the Company has continually sought to take advantage of time saving technical advances in areas like computer-assisted design, computer-controlled fabric cutting, computer evaluation and matching of fabric colors, automated sewing processes, and computer-assisted inventory control and shipping. In order to realize economies of operation within the domestic production facilities, cutting operations are located in one of the Company's six plants, with all domestic product washing, pressing and finishing done in one facility in Tennessee and all screenprint and embroidery done in one facility in Kentucky. Quality control inspections of both semi-finished and finished products are required at each plant, including those of independent manufacturers, to assure compliance.

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

Sales and Marketing

     In order to meet the diverse needs of its broad customer base, the Company uses a wide variety of distribution channels to market its products. Wholesale distribution is made primarily through better quality department and specialty stores, although sales are also made through direct mail catalog companies, foreign retailers and other outlets. In 1996, the Company's products were sold to approximately 2,700 wholesale customers (approximately 9,700 stores) throughout the United States, and a sizable number of international accounts.

     Product sales to better quality department and specialty stores are made primarily by an employee sales force with the balance of sales made by manufacturer's representatives or through in-house accounts. In addition to the central sales office in Oshkosh, the Company maintains regional sales offices and product showrooms in Dallas and New York. Most members of the Company's sales force are assigned to defined geographic territories, with some assigned to specific large national accounts. In sparsely populated areas and new markets, manufacturer's representatives represent the Company on a non-exclusive basis.

     In addition to its wholesale activities, OshKosh B'Gosh products are also sold through 115 Company-owned domestic retail stores, operating under two formats-- factory outlet stores and
mall-based specialty stores.   The Company operated 110 domestic
factory outlet stores, which carry a large selection of first quality Company branded apparel at a discount to conventional retail prices. The factory outlet stores also provide a means of distributing excess and out-of-season product, reducing the amount of such product sold to discounters at excessively low
prices.   In addition, the Company also operates four regional
mall-based stores and one showcase store. These full price, full service stores feature a full line of OshKosh B'Gosh product in a signature environment designed to convey the total OshKosh image and build brand recognition among customers. The stores are also used to test new styles and merchandising strategies.

     The Company's broad distribution base insulates the Company from reliance on any one customer. No one customer accounted for more than 10% of the Company's 1996 sales. The Company's largest ten and largest 100 customers accounted for approximately 40% and 60% of 1996 sales, respectively.

     Domestic marketing programs are aimed at both the Company's retail accounts and ultimate consumers, with a main goal of increasing overall brand awareness. A national marketing program includes advertising in both consumer and trade publications, local cooperative advertising, promotions and in-store
merchandising.   The Company also offers a cooperative
advertising program to its retail customers, paying a portion of its retail customers' advertising expenditures up to a maximum percentage of qualifying sales.

Trademarks

     The Company utilizes the OshKosh, OshKosh B'Gosh, Baby B'Gosh, Genuine Kids, Genuine Girls or Genuine Blues trademarks on most of its products. Other significant trademarks include a white triangular patch on the back of bib garments and the Genuine Article. The Company currently has approximately 35 trademark registrations and 13 pending trademark applications in the United States and has trademark registrations in 87 countries outside the U.S. These trademarks and universal awareness of the OshKosh B'Gosh name are significant in marketing the products. Therefore, it is the Company's policy to vigorously defend its trademarks against infringement under the laws of the U.S. and other countries. The Company is not aware of any material infringing uses.

Seasonality

     Products are designed and marketed primarily for three principal selling seasons:

                             PRIMARY
RETAIL SALES SEASON        BOOKING PERIOD         SHIPPING PERIOD
Spring/Summer             August-September        January-April
Fall/Back-to-School       January-February        May-August
Winter/Holiday            April-May               September-December

     The Company's business is increasingly seasonal, with highest sales and income in the third quarter which is the Company's peak wholesale shipping period and a major retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest because of both relatively low domestic wholesale unit shipments and relatively modest retail outlet store sales during this period. The Company anticipates this seasonality trend to continue to impact 1997 quarterly sales and income.

Working Capital

     Working capital needs are affected primarily by inventory levels, outstanding accounts receivable and trade payables. The Company maintains a credit agreement with a number of banks which provides a $60 million revolving credit facility and a $40 million revocable demand line of credit for cash borrowings, issuance of commercial paper and letters of credit. The agreement expires in June 1999. There were no outstanding borrowings against these credit arrangements at December 31, 1996. Letters of credit or approximately $24 million were outstanding at December 31, 1996.

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

     A characteristic of the apparel industry is the requirement that a marketer recognize fashion trends and adequately provide products to meet such trends. Competition within the apparel industry is generally in terms of quality, price, service, style and, with respect to branded product lines, consumer recognition and to a lesser extent on the basis of service and price. The Company is focusing attention on the issues of price and service and has taken and will continue to take steps to reduce costs, become more competitive in the eyes of value conscious consumers and deliver the service expected by its customers.

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

Employees

     At December 31, 1996, the Company employed approximately
4,700 persons. Approximately 30% of the Company's personnel are covered by collective bargaining agreements with the United
Garment Workers of America.


ITEM 2.  PROPERTIES

                         Approximate
                         Floor Area in
Location                 Square Feet    Principal Use

Albany, KY                 20,000       Manufacturing
Byrdstown, TN              32,000       Manufacturing
Celina, TN                100,000       Vacant/Held for Sale
Celina, TN                 90,000       Laundering/Pressing
Columbia, KY               78,000       Vacant/Held for Sale
Dallas, TX (1)              1,995       Sales Offices/Showroom
Gainesboro, TN             61,000       Manufacturing
Jamestown, TN              43,000       Manufacturing
Liberty, KY               218,000       Manufacturing/Warehousing
Liberty, KY (2)            32,000       Warehousing
New York City, NY (3)      18,255       Sales Offices/Showroom
Oshkosh, WI                99,000       Exec. & Operating Offices
Oshkosh, WI                88,000       Vacant/Held for Sale
Oshkosh, WI               128,000       Distribution/Warehousing
Red Boiling Springs, TN    41,000       Vacant/Held for Sale
White House, TN           284,000       Distribution/Warehousing

All properties are owned by the Registrant with the exception of:

(1) Lease expiration date--1998, (2) Lease expiration date--1999,
(3) Lease expiration date--2007.

     The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and adequate for current production. The Company determined that it no longer required the manufacturing capacity of its plants in Celina TN, Columbia KY, Oshkosh WI and Red Boiling Springs TN. These facilities were closed in 1996 or will be closed in early 1997. The carrying value of these facilities have been written down to their net realizable value.

     During 1996, the Company experienced increasing difficulties in selling its idle manufacturing facilities and equipment, necessitating that the Company reevaluate the fair market value of its remaining manufacturing property and equipment. The Company recorded significant special charges during the fourth quarter of 1996 related to the impairment of assets. All impacted manufacturing assets being used in production have been written down to management's estimate of fair value. See "Item 7 Management's Discussion and Analysis of Results of Operations and Financial Conditions" and "Special Charges" in the Notes to the Consolidated Financial Statements included in Item 8.

     Substantially all of the Company's retail stores occupy leased premises, with lease terms generally in the range of 5-7 years. During the year, the Company reached agreements concerning the termination of substantially all Genuine Kids retail store leases. Costs incurred to settle the remaining lease obligations have been included in the special charges recorded by the Company during the year. For further information regarding the terms of the leases and rental payments thereunder, refer to "Leases" in the Notes to the Consolidated Financial Statements included in Item 8 of this filing.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are not parties to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.


                         Quarterly Common Stock Data


                           1996                           1995
                                        Dividends                     Dividends
                       High      Low    per share   High     Low      per share
Class A Common Stock
1st                   $17-1/2   $14-1/8   $0.07            $13-1/2     $0.07
                                                   $15
2nd                    18-1/4    14-1/8    0.07    16-3/4   14         0.07
3rd                    18-1/4    15-1/2    0.07    18       15-1/2     0.07
4th                    17        14        0.07    17-1/2   11-1/2     0.07

Class B Common Stock
1st                   $19-1/2   $18-1/2   $0.06  $15       $13-1/2    $0.06
2nd                    19-3/8    18-3/4    0.06   16-1/2    14-1/4     0.06
3rd                    19-1/4    18-3/4    0.06   18        16-1/4     0.06
4th                    19        18-7/8    0.06   18-3/4    17-1/4     0.06



     The Company's Class A common stock and Class B common stock trade on the Over-The-Counter market and are quoted on NASDAQ under the symbols GOSHA and GOSHB, respectively. The table reflects the "last" price quotation on the NASDAQ National Market System and does not reflect mark-ups, mark-downs, or commissions and may not represent actual transactions.

     As of February 21,1997, there were 1,574 Class A common stock shareholders of record and 179 Class B common stock shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                      Financial Highlights
        (Dollars in thousands, except per share amounts)



                                           Year ended December 31,
                            1996         1995       1994       1993       1992
Financial results
 Net sales             $ 444,766    $ 432,266  $ 363,363  $ 340,186  $ 346,206
 Net income                1,119       10,947      7,039      4,523     15,135*
 Return on sales             0.3%         2.5%       1.9%       1.3%       4.4%
Financial condition
 Working capital       $ 104,641    $  95,414  $ 101,946  $ 111,794   $ 111,075
 Total assets            196,033      208,579    217,211    229,131    226,195
 Shareholders' equity    138,077      150,078    158,814    171,998    175,153
Data per common share
 Net income            $     .09    $     .85  $     .50  $     .31  $    1.04*
 Cash dividends declared
  Class A                    .28          .28      .3775      .5125       .5125
  Class B                    .24          .24        .33        .45         .45
 Shareholders' equity      11.72        12.05      11.76      11.79       12.01


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


                           As a percentage of net sales   Percentage change in
                                  for the years               dollar amounts
                                    December 31,             from fiscal year
                              1996     1995   1994   1996 to 1995  1995 to 1994

Net sales                 100.0%  100.0%  100.0           2.9%          19.0%
                                                  %
Cost of products sold      67.6%   68.2%  71.4%           1.9%          13.6%
Gross profit               32.4%   31.8%  28.6%           4.9%          32.3%
Selling, general and
 administrative expenses   27.4%   27.9%  26.5%           1.2%          25.1%
Special charges             7.4%    0.6%    --         1118.5%            N/A
Royalty income, net        -1.4%   -1.3%  -1.3%           6.3%          19.1%
Operating income (loss)    -1.0%    4.6%   3.4%        -123.0%          60.8%
Other income--net           0.1%    0.1%   0.2%          99.6%         -56.2%
Income (loss) before income
 taxes                     -0.9%    4.7%   3.6%        -120.3%          55.8%
Income taxes (benefit)     -1.2%    2.2%   1.7%        -156.4%          56.1%
Net income                  0.3%    2.5%   1.9%         -89.8%          55.5%

1996 Compared to 1995

Net Sales

Net sales in 1996 were $444.8 million, an increase of $12.5 million (2.9%) over 1995 net sales of $432.3 million. The Company's 1996 domestic wholesale business of approximately $250.5 million was 1.8% less than 1995 sales of approximately $255 million. Shipments for 1996 were up 1.9% over 1995 unit shipments. The decrease in dollar sales in 1996 was due primarily to lower fall back-to-school (shipped primarily during the Company's third quarter) and holiday (shipped during the Company's third and fourth quarters) season order bookings, combined with higher than anticipated order cancellations. Order cancellations during the second half of 1996 resulted from a combination of relatively weak retail "sell-thrus" at the Company's retail customers (which occurred during the first half of 1996), along with the implementation of the Company's strategic direction to limit wholesale distribution. Actual unit shipments during 1996 were slightly higher than in 1995 due to higher shipments of close-out merchandise at significantly lower prices.

A summary of the Company's retail sales at its OshKosh B'Gosh branded stores and Genuine Kids stores follows:


                                            Year ended December 31,
                                                                   %
                                           1996       1995       Change
                                         (Dollars in millions)
Net sales
  OshKosh B'Gosh                          $ 126.6    $    97.5    29.8%
  Genuine Kids                               33.9         40.9   (17.1)%

Total                                     $ 160.5     $  138.4    16.0%

Comparable store sales in  percentages
  OshKosh B'Gosh                           +13.1%        +7.9%
  Genuine Kids                             -13.8%        -4.9%
  Combined                                  +6.9%        +3.6%



The Company's 29.8% increase in retail sales at its OshKosh
B'Gosh branded stores resulted from a combination of new store openings, conversion of and combination with certain Genuine Kids stores into OshKosh stores, as well as a 13.1% increase in comparable store sales.

During 1996, the Company opened 15 OshKosh B'Gosh stores, converted 4 Genuine Kids stores to OshKosh stores, combined 1 Genuine Kids store into an OshKosh store (the Genuine Kids store was immediately adjacent to the OshKosh store), and closed 29 Genuine Kids stores. At year-end, the Company operated 100 domestic OshKosh retail stores, including 95 outlet stores and 5 showcase stores. At December 31, 1996, the Company was also operating 58 Genuine Kids stores. In January, 1997, in connection with the Company's previously announced plan to discontinue its Genuine Kids retail store chain, the Company converted an additional 15 Genuine Kids stores to OshKosh stores, combined 7 Genuine Kids stores with OshKosh stores, and closed the remaining 36 stores.

Gross Profit

The Company's gross profit margin as a percent of net sales increased to 32.4% in 1996 compared with 31.8% in 1995. This gross profit margin improvement was due to the impact of the Company's increased retail sales at higher gross margins relative to its domestic wholesale business, offset in part by lower domestic wholesale business gross profit margins. The Company's gross profit margins for its domestic wholesale business during 1996 were adversely affected by a much higher sales level of close-out merchandise.

Selling, General, and  Administrative Expenses

Selling, general, and administrative expenses (excluding special charges) for 1996 increased $1.5 million over 1995. As a percent of net sales, these costs decreased to 27.4% as compared to 27.9% in 1995 due to increased sales. The increase in selling, general and administrative expenses in dollars relates primarily to continued expansion of the Company's retail operations, offset in part by the discontinuance of the Company's catalog business in late 1995.

Special Charges

During the second quarter of 1996, the Company recorded pre-tax special charges of $20.9 million which, net of income tax benefits, reduced net income by $8 million ($.65 per share). The special charges related to the discontinuance of the Company's Genuine Kids retail store chain, wind-down of the Company's European subsidiaries and transfer of the European business to a licensee, and the closing of the Red Boiling Springs and Celina, Tennessee sewing facilities. These actions eliminate the under-performing Genuine Kids and European components of the Company's business. The plant closings are a part of the Company's on-going review of its manufacturing capacity, operational effectiveness, and alternative sourcing opportunities.

During the second half of 1996, the Company began to execute its plan to discontinue the Company's Genuine Kids retail store chain, wind-down of the Company's European subsidiaries and transfer of the European business to a licensee, and close its manufacturing facilities in Red Boiling Springs and Celina, Tennessee. Severance and related benefits for approximately 1,100 affected employees are expected to total approximately $3.9 million. Through December 31, 1996, approximately 875 employees have been severed, with a total cost of approximately $1.7 million. The remaining affected employees are expected to be terminated in the first quarter of 1997.

The second quarter 1996 special charges also included approximately $6.9 million related to other exit costs, including estimated lease settlements and anticipated costs to dispose of certain operating assets as part of the exit plan, and $2.0 million related to anticipated losses on inventory disposals. Through December 31, 1996, approximately $2.9 million of these other exit costs have been incurred. The second quarter 1996 special charges also include approximately $8.1 million related to impaired assets, recognized in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Company's decision to implement the aforementioned changes resulted in unamortized retail leasehold improvements and excess manufacturing space in Tennessee. All assets held for sale but not disposed of as of December 31, 1996 have been written down to management's estimate of fair value (approximately $2.3 million, net of disposal costs) as part of the special charges.

The wind-down of the European entities permitted the recognition of certain U.S. tax deductions previously unrecognized, resulting in an approximate $4.5 million income tax benefit. This income tax benefit, along with the $8.4 million income tax credit resulting from the special charges, reduced the net impact on Company earnings by $12.9 million.

During the second half of 1996, the Company experienced increasing difficulties in selling its idle manufacturing facilities and equipment. In addition, in October 1996 a long standing customer contract for apparel finishing services was not renewed, creating significant excess capacity in the Company's garment finishing facility. These events along with related adverse changes in the economic environment affecting U.S. apparel manufacturers necessitated that the Company reevaluate the fair market value of its remaining manufacturing property and equipment in the fourth quarter of 1996.

As a result of this analysis, and a decision to close the Company's Columbia, Kentucky sewing facility, the Company recorded pre-tax special charges of $12 million in the fourth quarter which, net of income tax benefits, reduced net income by $7.2 million ($.58 per share). The special charge includes asset impairments of approximately $9.5 million and severance and related benefits for approximately 500 manufacturing employees totaling approximately $2.5 million. All impacted manufacturing assets being used in production have been written down to management's estimate of fair value (approximately $10.9 million) as part of this special charge.

In total, all 1996 special charges will require approximately $11.2 million of cash outlays. This amount will be more than offset by the cash generated from the income tax benefit of these special charges and asset sales. As of December 31, 1996 the cash expenditures related to these 1996 special charges amounted to approximately $4.2 million.

The special charges are based on management's best estimates of costs related to these decisions. The actual costs the Company will ultimately incur are dependent on certain risks and uncertainties and could differ from the amounts used to record the estimated effects of these decisions. The Company is currently on target to substantially complete these strategic changes during the first half of 1997 and does not anticipate any material changes to the special charges recorded during 1996.

During the third quarter of 1995, the Company recorded a pre-tax charge for plant closings of $2.7 million. This plant closing charge (net of income tax benefit) reduced net income by $1.6 million ($.13 per share) in 1995. The $2.7 million pre-tax charge for plant closings included approximately $1.9 million of severance and related costs pertaining to work force reductions as well as $.8 million for facility closings and the write-down of related assets.

These plant closings were completed in early 1996, with no material changes in cost to fully effect these actions. The
Company's cash expenditures (net of income tax benefit) to carry out these plant closings were approximately $1 million.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. The Company's net royalty income was $6.1 million in 1996, a $.4 million increase over 1995 net royalty income of $5.7 million. Royalty income from domestic licensees was approximately $2.8 million in both 1996 and 1995. Royalty income from foreign licensees was approximately $3.3 million in 1996 as compared to $2.9 million in 1995.

Operating Income

The Company's 1996 operating loss of $4.6 million was $24.5 million lower than 1995 operating income. Excluding the impact of the special charges recorded in 1996 and 1995, the Company's operating income increased to $28.3 million as compared to $22.6 million in 1995.

Income Taxes

The Company recorded a $5.2 million income tax benefit during 1996, which includes an approximate $4.5 million income tax benefit resulting from the recognition of previously unrecorded U.S. tax benefits related to the discontinuance of the Company's European subsidiaries. The remaining 1996 tax benefit relates to the Company's net loss from operations during 1996. The Company's effective tax rate for 1995 was 45.8%. This relatively high effective tax rate resulted primarily from the Company's foreign operating losses (principally in Europe) which provided no tax benefit. Company management believes that deferred tax assets totaling $21.9 million at December 31, 1996 can be fully realized through reversals of existing taxable temporary differences and the Company's history of substantial taxable income which allows the opportunity for carrybacks of current or future losses.

1995 Compared to 1994

Net Sales

Net sales in 1995 were $432.3 million, an increase of $68.9 million (19%) over 1994 sales of $363.4 million. The Company's 1995 domestic wholesale business of approximately $255 million was 9% more than 1994 sales of approximately $234 million, with a corresponding increase in unit shipments of approximately 11.7%. The average unit selling price during 1995 was down slightly due primarily to product mix (i.e., consumer preference toward garments with lighter weight fabrics). The increase in domestic wholesale unit shipments was the result of a number of factors. Improved product design during 1994 contributed to better "sell-thrus" and margins for a majority of our wholesale customers, and resulted in significantly higher spring 1995 (shipped primarily during the Company's first quarter) and fall back-to-school children's fashion shipments. In addition, Company initiatives undertaken during 1994, and continuing during 1995, resulted in significantly improved shipping performance to customers on spring and fall back-to-school orders. Difficulties experienced by the Company in coordinating the transition of its sourcing strategy (which calls for increasing sourcing of its product from offshore contractors) resulted in the inability of the Company to make timely deliveries on certain holiday orders to customers. This resulted in a slowdown in the rate of unit shipment growth during the fourth quarter of 1995.

Company retail sales at its OshKosh B'Gosh branded outlet stores and Genuine Kids stores were approximately $138.4 million for 1995, a 39.2% increase over 1994 retail sales of approximately $99.4 million. This retail sales increase was primarily driven by the opening of an additional 35 retail stores during 1995. In addition, the Company's comparable store sales for 1995 were up approximately 3.6%. At December 31, 1995, the Company operated 81 OshKosh B'Gosh branded stores and 92 Genuine Kids stores.

Gross Profit

The Company's gross profit margin as a percent of sales increased to 31.8% in 1995 compared with 28.6% in 1994. This gross profit margin improvement was due to the impact of the Company's increased retail sales at higher gross margins relative to its domestic wholesale business, as well as improvement in the wholesale business gross profit margin.

Selling, General,  and Administrative Expenses

Selling, general, and administrative expenses for 1995 (excluding the $2.7 million charge for plant closures recorded during the third quarter) increased $24.2 million over 1994. As a percent of net sales, these costs increased to 27.9% as compared to 26.5% in 1994. The primary reason for the increase in the Company's selling, general, and administrative expenses is the Company's expansion of its retail business. In addition, the Company's expansion of its international operations have added to these costs.

Special Charges

The Company recorded a pre-tax restructuring charge of $10.8 million in 1993. The restructuring charge included approximately $3.3 million for facility closings, write-down of the related assets, and severance costs pertaining to workforce reductions. The restructuring charge also reflected the Company's decision to market its Trader Kids line of children's apparel under the new name of Genuine Kids and the resulting costs of the Company's decision not to renew its Boston Trader license arrangement beyond 1994, as well as expenses to consolidate its retail operations. Accordingly, the restructuring charge included approximately $7.5 million for write-off of unamortized trademark rights and expenses related to consolidating the Company's retail operations.

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

During 1995, the Company finalized its 1993 restructuring plan by closing its Marrowbone, Kentucky and Dover, Tennessee facilities.
The Dover and Marrowbone facilities have been sold, and the Company reached satisfactory agreements with the workforce concerning severance arrangements.

There were no material changes in cost to fully implement the Company's 1993 restructuring plan. The Company's cash expenditures (net of income tax benefit) to carry out this restructuring plan were approximately $4.4 million.

Royalty Income

The Company licenses the use of its trade names to selected licensees in the U.S. and in foreign countries. The Company's net royalty income was $5.7 million in 1995, a $.9 million increase over 1994 net royalty income of $4.8 million. Net royalty income from domestic licensees was approximately $2.8 million in 1995 as compared to $2.9 million in 1994. Net royalty income from foreign licensees was approximately $2.9 million in 1995 as compared to $1.9 million in 1994. The increase in royalty income from foreign licensees is the result of both the addition of new licensees during 1994 and 1995 as well as increased royalties from existing licensees.

Interest Expense

Interest expense for 1995 was $1.8 million compared to $1.0 million in 1994. This increase is the result of additional
Company borrowings to finance the Company's stock repurchase program.

Income Taxes

The Company's effective tax rate for 1995 was 45.8% compared to 45.7% in 1994. The relatively high effective tax rates for both years result primarily from the Company's foreign operating losses (principally in Europe), which provided no tax benefit in those years.

Seasonality of Business

The Company's business is increasingly seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest both because of relatively low domestic wholesale unit shipments and relatively modest retail outlet store sales during this period. The Company anticipates this seasonality trend to continue to impact 1997 quarterly sales and income.

Financial Position, Capital Resources and Liquidity

The Company's financial position remains strong, as demonstrated by its balance sheet. The Company had no outstanding long-term debt at December 31, 1996 or 1995. At December 31, 1996, the Company's cash, cash equivalents and short-term investments were $41.2 million, compared to $2.4 million at the end of 1995. This substantial increase relates to cash generated from operations, combined with modest capital expenditures and proceeds from the disposal of assets. Net working capital at the end of 1996 was $104.6 million compared to $95.4 million at December 31, 1995, and $101.9 million at 1994 year end. Cash provided by operations increased to approximately $55.6 million in 1996, compared to $19.5 million in 1995 and $22.1 million in 1994.

Accounts receivable at December 31, 1996 were $20.5 million compared to $24.7 million at December 31, 1995. This reduction is primarily attributable to the wind-down of the Company's European wholesale business. Inventories at December 31, 1996 were $66.8 million, compared to $95.7 million at the end of 1995. This substantial decrease in inventories is attributable to the wind-down of the Company's European business, the discontinuance of its Genuine Kids chain of retail stores, sourcing adjustments made by the Company for the reduced volume of anticipated spring 1997 unit shipments, and an overall corporate focus on management of working capital. Management believes that year-end 1996 inventory levels are generally appropriate for anticipated 1997 business activities. Capital expenditures were $7.3 million in 1996, compared with $9.7 million in 1995 and $9.9 million in 1994. The majority of 1996 capital expenditures related to build-outs of new retail stores opened by the Company.

On August 6, 1996, the Company's Board of Directors authorized a one million share repurchase program of the Company's Class A common stock. Through December 31, 1996, the Company had repurchased 672,600 shares of its Class A common stock under this program for approximately $10.1 million. Since May 1994, the Company has repurchased 2,822,600 shares of its Class A common stock, representing approximately 19.4% of its total common stock outstanding on that date.

The Company has a credit agreement with participating banks.
This arrangement provides a $60 million revolving credit facility and a $40 million revocable demand line of credit for cash borrowings, issuance of commercial paper and letters of credit. The agreement expires in June, 1999. The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures, remaining special charges, and business development needs.

Dividends on the Company's Class A and Class B common stock totaled $.28 per share and $.24 per share, respectively, in 1996 and 1995.

Inflation

The effects of inflation on the Company's operating results and financial condition were not significant.

Outlook

The information contained in this outlook section is based on current assumptions and expectations. This information is forward looking and as such, is subject to certain risks and uncertainties. Actual results may differ materially.

During 1996, the Company completed a comprehensive strategic planning initiative. Over the past several years, the Company's children's wear products have become widely distributed in the United States. Management reached a strategic decision to shrink distribution over the next two years. Company management has undertaken a comprehensive review of its wholesale customer list and has begun the process of limiting its distribution.

As a result of this strategic decision, along with the competitive nature of the Company's business and relatively weak "sell-thru" results experienced during the first half of 1996, the Company anticipates a reduction in its wholesale business for both the first quarter and all of 1997. The Company currently anticipates that its spring 1997 season wholesale unit shipments are estimated to be approximately 25% below the first quarter of 1996. Preliminary order bookings for the Company's fall back-to-school season indicate that the Company's wholesale unit shipments for the third quarter of 1997 are estimated to be approximately 12% below the third quarter of 1996, primarily as a result of the decision to limit distribution. Actual unit shipments during these periods are contingent on a number of factors, including the Company's ability to manufacture or source products in a time frame which permits on-time shipments, the financial strength of the retail industry, the level of consumer spending for apparel, particularly in the children's wear segment, as well as overall consumer acceptance of the Company product styling.

Current Company plans for 1997 call for the opening of approximately 11 new OshKosh B'Gosh retail stores and the closing of 6 stores, along with the conversion of 15 Genuine Kids stores to OshKosh stores. The Company will also be expanding its retail product line by offering Genuine Girls (girls sizes 7-16) and Genuine Blues (boys sizes 8-16) in its OshKosh retail stores during the first quarter of 1997. All Genuine Kids stores remaining at the end of 1996 were closed during January, 1997.

The Company's gross profit margin is impacted by a number of factors, including product mix, the competitive pricing environment within the children's wear segment of the apparel industry, unit volume of products "closed out" at significantly reduced prices, and the Company's ability to successfully move labor intensive segments of the manufacturing process offshore. The Company currently anticipates modest improvement in its gross profit margin during 1997 as compared to 1996, primarily as a result of the impact of the Company's anticipated increased retail sales at higher gross margins relative to its domestic wholesale business.

With the Company's wind-down of its European business operations and transition of this business to a licensee, along with anticipated growth in other foreign markets, the Company currently anticipates an increase in its net royalty income from foreign licensees of more than 40%.

The Company currently expects its effective tax rate to be approximately 40% for 1997. This estimate is based on current tax law and is subject to change.

Capital expenditures for 1997 are currently budgeted at approximately $12.0 million. Depreciation expense is currently estimated to be approximately $9.0 million.

The Company's future results of operations and the other forward looking statements contained in this outlook section involve a number of risks and uncertainties. In addition to the factors discussed above, other factors could cause actual results to differ materially. Such factors include, but are not limited to, business conditions and the general economy, competitive factors, risk of non-payment of accounts receivable, inability to ship Company products within agreed to time frames due to unanticipated manufacturing delays, failure of Company contractors to deliver products within scheduled time frames, the failure of Company suppliers to timely deliver needed raw materials, as well as risks associated with foreign operations. The forward looking statements included herein are only made as of the date of this report. The Company undertakes no obligation to publicly update such forward looking statements to reflect subsequent events or circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                            Page
Financial Statements:
Report of Independent Auditors
Consolidated Balance Sheets - December 31, 1996 and 1995 Consolidated Statements of Income - years ended December 31,
     1996, 1995 and 1994
Consolidated Statements of Changes in Shareholders' Equity -
     years ended December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows - years ended December 31,
     1996, 1995 and 1994
Notes to Consolidated Financial Statements


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
OshKosh B'Gosh, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of OshKosh B'Gosh, Inc. and Subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December
31, 1996.   Our audits also included the financial statement
schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Milwaukee, Wisconsin          /S/ ERNST & YOUNG LLP
February 10, 1997


              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets
   (Dollars in thousands, except share and per share amounts)


                                                  December 31,
                              ASSETS
                                                 1996      1995
Current assets
  Cash and cash equivalents                   $  31,201  $   2,418
  Short-term investments                         10,040         --
  Accounts receivable, less allowances of        20,504     24,691
    $5,474 in 1996 and $3,970 in 1995
  Inventories                                    66,799     95,743
  Prepaid expenses and other current assets       1,890      3,127
  Deferred income taxes                          18,500     11,400
Total current assets                            148,934    137,379
Property, plant and equipment, net               41,782     65,011
Deferred income taxes                             3,400         --
Other assets                                      1,917      6,189

Total assets                                  $ 196,033  $ 208,579

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                            $   5,408  $  13,910
  Accrued liabilities                            38,885     28,055
Total current liabilities                        44,293     41,965
Deferred income taxes                                --      2,700
Employee benefit plan liabilities                13,663     13,836
Commitments                                          --         --
Shareholders' equity
  Preferred stock, par value $.01 per share:
    Authorized -- 1,000,000 shares;
    Issued and outstanding -- None                   --         --
 Common stock, par value $.01 per share:
    Class A, authorized --30,000,000 shares;
     Issued and outstanding -- 10,525,571
      shares in 1996, 11,189,387 shares in 1995     105        112
    Class B, authorized -- 3,750,000 shares;
     Issued and outstanding -- 1,260,704
      shares in 1996, 1,266,413 shares in 1995       13         13
  Retained earnings                             137,349    149,720
  Cumulative foreign currency translation
    adjustments                                     610        233
Total shareholders' equity                      138,077    150,078

Total liabilities and shareholders' equity    $ 196,033  $ 208,579

See notes to consolidated financial statements.


              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                Consolidated Statements of Income
   (Dollars and shares in thousands, except per share amounts)



                                               Year ended December 31,
                                             1996       1995        1994

Net sales                                 $ 444,766  $ 432,266   $  363,363
Cost of products sold                       300,495    294,770      259,416

Gross profit                                144,271    137,496      103,947

Selling, general and administrative
 expenses                                   122,055    120,589       96,363
Special charges and plant closings           32,900      2,700           --
Royalty income, net                         ( 6,100)    (5,737)      (4,817)

Operating income (loss)                      (4,584)    19,944       12,401

Other income (expense):
  Interest expense                           (1,088)    (1,772)      (1,034)
  Interest income                             1,326      1,383        1,048
  Miscellaneous                                 249        633          543

Other income - net                              487        244          557

Income (loss) before income taxes            (4,097)    20,188       12,958

Income taxes (benefit)                       (5,216)     9,241        5,919

Net income                                 $  1,119   $ 10,947   $    7,039

Weighted average common shares outstanding   12,339     12,865       14,144

Net income per common share                $    .09   $    .85   $      .50

See notes to consolidated financial statements.



              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

   Consolidated Statements of Changes in Shareholders' Equity
   (Dollars and shares in thousands, except per share amounts)


                                                                                         Cumulative
                                         Common Stock              Additional            Currency
                                     Class A          Class B        Paid-In   Retained  Translation
                                  Shares  Amount   Shares  Amount    Capital   Earnings  Adjustments
Balance - December 31, 1993       13,281   $133    1,305   $13      $ 2,971   $169,182    $  (301)

  Net income                          --     --       --    --           --      7,039         --
  Dividends
    - Class A ($.3775 per share)      --     --       --    --           --     (4,886)        --
    - Class B ($.33 per share)        --     --       --    --           --       (425)        --
  Foreign currency translation
   adjustments                        --     --       --    --           --         --         47
  Conversions of common shares        37     --      (37)   --           --         --         --
  Repurchase of common shares     1,084)    (11)      --    --       (2,971)    11,977)        --

Balance - December 31, 1994       12,234    122    1,268    13           --    158,933       (254)

  Net income                          --     --       --    --           --     10,947         --
  Dividends
    - Class A ($.28 per share)        --     --       --    --           --     (3,260)        --
    - Class B ($.24 per share)        --     --       --    --           --       (304)        --
  Foreign currency translation
   adjustments                        --     --       --    --           --         --        487
  Conversions of common shares         2     --       (2)   --           --         --         --
  Repurchase of common shares,
    net                          (1,046)    (10)      --    --           --    (16,596)        --

Balance - December 31, 1995       11,190    112    1,266    13           --    149,720        233

  Net income                          --     --       --    --           --      1,119         --
  Dividends
    - Class A ($.28 per share)        --     --       --    --           --     (3,091)        --
    - Class B ($.24 per share)        --     --       --    --           --       (303)        --
  Foreign currency translation
   adjustments                        --     --       --    --           --         --        377
  Conversions of common shares         5     --       (5)   --           --         --         --
  Stock options exercised              3     --       --    --           45         --         --
  Repurchase of common shares,
    net                             (673)    (7)      --    --          (45)   (10,096)        --

Balance - December 31, 1996       10,525   $105    1,261   $13      $    --   $137,349    $   610


See notes to consolidated financial statements.

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
                     (Dollars in thousands)

                                                       Year Ended December 31,
                                                      1996      1995      1994
Cash flows from operating activities
  Net income                                       $ 1,119   $10,947   $ 7,039
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                   10,998    10,591     9,972
     Amortization                                      712       765       720
     (Gain) loss on disposal of assets                 242        79      (185)
     Provision for deferred income taxes           (13,200)      (59)     (965)
     Pension expense, net of contributions           1,827    (1,331)      979
     Special charges and plant closings             32,900     2,700        --
     Changes in operating assets and liabilities:
        Accounts receivable                          4,187      (834)   (4,380)
        Inventories                                 28,944    (1,827)    6,083
        Prepaid expenses and other current assets    1,237      (617)    1,300
        Accounts payable                            (8,502)    4,474      (284)
        Accrued liabilities                         (4,847)   (5,416)    1,863
Net cash provided by operating activities           55,617    19,472    22,142

Cash flows from investing activities
  Additions to property, plant and equipment        (7,274)   (9,728)   (9,914)
  Proceeds from disposal of assets                   3,246     3,722     1,425
  Purchase of short-term investments               (10,040)       --        --
  Additions to other assets                            731    (1,392)     (186)
Net cash used in investing activities              (13,337)   (7,398)   (8,675)

Cash flows from financing activities
  Payments of long-term debt                            --        --      (536)
  Dividends paid                                    (3,394)   (3,564)   (5,311)
  Repurchase of common shares, net                  (10,103)  (16,606)  (14,959)
Net cash used in financing activities               (13,497)  (20,170)  (20,806)

Net increase (decrease) in cash and cash
equivalents                                          28,783    (8,096)   (7,339)
Cash and cash equivalents at beginning of year        2,418    10,514    17,853
Cash and cash equivalents at end of year            $31,201   $ 2,418   $10,514
Supplementary disclosures
  Cash paid for interest                            $   948   $ 1,547   $   638
  Cash paid for income taxes                        $ 5,213   $ 8,544   $ 3,937

See notes to consolidated financial statements.


                OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
      (Dollars in thousands, except share and per share amounts)

Note 1.        Significant accounting policies

           Business - OshKosh B'Gosh, Inc. and its wholly-owned subsidiaries (the Company) are engaged primarily in the design, sourcing, and marketing of apparel to wholesale customers and through Company-owned retail stores. The Company provides credit, in the normal course of business, to department and specialty stores which are not concentrated in any geographic region. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

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

          Short-term investments - Short-term investments are classified as available-for-sale securities and are highly liquid debt instruments. These securities have a put option feature that allows the Company to liquidate the investments at their discretion and are backed by a letter of credit from financial institutions. These investments are stated at cost, which approximates market value.

          Inventories - Inventories are stated at the lower of cost or market. Inventories stated on the last-in, first-out (LIFO) basis represent 99.0% of total 1996 and 95.3% of total 1995 inventories. Remaining inventories are valued using the first-in, first-out
          (FIFO) method.

          Long-lived assets - In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS No. 121) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Effective January 1, 1996, the Company adopted the provisions of SFAS No. 121 and determined that the effect of initially applying this pronouncement was not material.

          Property, plant, and equipment - Property, plant, and equipment are carried at cost or at management's estimate of fair market value if considered impaired under the provisions of SFAS No. 121. Depreciation and amortization for financial reporting purposes is calculated using the straight-line method based on the following useful lives:

                                       Years
          Land improvements           10 to 15
          Buildings                   10 to 40
          Leasehold improvements       5 to 10
          Machinery and equipment      3 to 10

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

          Advertising - Advertising costs are expensed as incurred and totaled $11,448, $12,213, and $9,858 in 1996, 1995, and 1994, respectively.

          Income per common share - Income per common share amounts are computed by dividing income by the weighted average number of shares of common stock outstanding. The dilutive effect of stock options on net income per share is immaterial.

          Reclassifications - Certain reclassifications of prior year information have been made to conform to the 1996 presentation.

Note 2.   Special charges

          A table summarizing the major components of the special charges and plant closings recorded in 1996 and 1995 follows:


                                            Year ended December 31,

                                          1996                        1995
                             2nd Quarter  4th Quarter    Total

          Severance         $  3,900      $  2,500      $  6,400  $  1,900
          Asset impairment     8,100         9,500        17,600       800
          Other exit costs     8,900            --         8,900        --

          Total             $ 20,900      $ 12,000      $ 32,900  $  2,700


          During the second half of 1996, the Company experienced increasing difficulties in selling its idle manufacturing facilities and equipment. In addition, in October 1996 a long standing customer contract for apparel finishing services was not renewed, creating significant excess capacity in the Company's garment finishing facility. These events along with related adverse changes in the economic environment affecting U.S. apparel manufacturers necessitated that the Company reevaluate the fair market value of its remaining manufacturing property and equipment in the fourth quarter of 1996.

          As a result of this analysis, and a decision to close the Company's Columbia, Kentucky sewing facility, the Company recorded pre-tax special charges of $12,000 in the fourth quarter which, net of income tax benefits, reduced net income by $7,200 ($.58 per share). The special charge includes asset impairments of approximately $9,500 and severance and related benefits for approximately 500 manufacturing employees totaling approximately $2,500. All impacted manufacturing assets being used in production have been written down to management's estimate of fair value (approximately $10,900) as part of this special charge.

          During the second quarter of 1996, the Company recorded special charges of $20,900 which amount to $8,000 ($.65 per share), net of tax benefits, related to the discontinuance of the Company's Genuine Kids retail store chain, wind-down of the Company's European subsidiaries and transfer of the European business to a licensee, and the closing of its Red Boiling Springs and Celina, Tennessee sewing facilities. These actions will eliminate the underperforming Genuine Kids and European components of the Company's business. The plant closings will accelerate the Company's strategic direction to source product based solely on price, quality and delivery factors, which has resulted in more product being sourced outside of the United States.

          These decisions will affect approximately 1,100 employees, including approximately 500 retail store employees throughout the United States, approximately 550 manufacturing employees from our plants in Tennessee, and approximately 50 employees from the Company's European subsidiaries. This special charge includes severance and related benefits totaling approximately $3,900. Through December 31 1996, approximately 875 employees have been affected, with a total cost to date of approximately $1,700. The remaining employees are expected to be terminated in the first quarter of 1997.

          The second quarter special charges include approximately $6,900 related to other exit costs, including estimated lease settlements and anticipated costs to dispose of certain operating assets as part of the exit plan and $2,000 related to anticipated losses on inventory disposals. Through December 31, 1996, approximately $2,900 of these other exit costs have been incurred. The special charges also include approximately $8,100 related to impaired assets, recognized in accordance with SFAS No. 121. The Company's decision to implement the aforementioned changes resulted in unamortized retail leasehold improvements and excess manufacturing space in Tennessee. All assets held for sale but not disposed of as of December 31, 1996 have been written down to management's estimate of fair value (approximately $2,300, net of disposal costs) as part of the special charges. The Company is actively pursuing buyers for its excess manufacturing facilities.

          The wind down of the European entities permitted the recognition of certain U.S. tax deductions previously unrecognized, resulting in an approximate $4,500 income tax benefit. This income tax benefit, along with the $8,400 income tax credit resulting from the special charges, reduced the net impact on Company earnings by $12,900.

          In total, all 1996 special charges will require approximately $11,200 of cash outlays. However, this amount will be more than offset by the cash generated from the income tax benefit and asset sales. As of December 31, 1996, the cash expenditures related to these 1996 special charges amount to $4,200.

          During the third quarter of 1995, the Company recorded a pretax charge for plant closings of $2,700. This plant closing charge (net of income tax benefit) reduced net income by $1,600 ($.13 per share) in 1995. As a part of the Company's ongoing review of its manufacturing capacity, operational effectiveness, and alternative sourcing opportunities, the Company decided to close its Hermitage Springs and McEwen, Tennessee facilities and downsize its Oshkosh, Wisconsin sewing facility. The $2,700 pretax charge for plant closings included approximately $1,900 of severance and related costs pertaining to workforce reductions as well as $800 for facility closings and the write-down of the related assets.

          These plant closings were completed in early 1996, with no material changes in previously estimated costs to fully effect these plant closings. The Company's cash expenditures (net of income tax benefit) to carry out these plant closings were approximately $1,000. The remaining reserve at December 31, 1996 of approximately $500 is expected to be settled in cash.

          These special charges and plant closings are based on management's best estimates of costs related to these decisions. The actual costs the Company will ultimately incur are dependent on certain risks and uncertainties and could differ from the amounts used to record the estimated effect of these decisions.

Note 3.         Inventories

           A summary of inventories follows:

                                  December 31,
                               1996        1995

          Finished goods    $  51,584   $  70,837
          Work in process      10,698      15,462
          Raw materials         4,517       9,444

          Total             $  66,799   $  95,743


           The replacement cost of inventory exceeds the above
      LIFO costs by $15,100 and $16,158 at December 31, 1996 and 1995, respectively.

           Partial liquidation of certain LIFO layers in 1996 increased net income by approximately $660.

Note 4.   Property, plant and equipment.

                A summary of property, plant, and equipment follows:

                                                   December 31,
                                                 1996        1995

          Land and improvements                $   3,910  $   4,123
          Buildings                               17,999     35,478
          Leasehold improvements                  15,231     11,964
          Machinery and equipment                 30,607     64,759
          Construction in progress                    --         33
          Total                                   67,747    116,357
          Less: accumulated depreciation
            and amortization                      25,965     51,346
           Property, plant and equipment, net  $  41,782  $  65,011


          The balances in 1996 reflect charges for impairments of certain assets as required by SFAS No. 121, described in Note 2, and the elimination of historical accumulated depreciation and amortization related to these items.

Note 5.   Lines of credit

                    The Company maintains an unsecured credit agreement with a number of banks which provides a $60,000 revolving credit facility and a $40,000 revocable demand line of credit for cash borrowings, issuance of commercial paper, and letters of credit.

          All borrowing and commercial paper issues under this agreement are supported by the revolving credit facility which expires in June, 1999.

          Under the terms of the agreement, interest rates are determined at the time of borrowing and are based on London Interbank Offered Rates plus .625% or the prime rate. Commitment fees of .125% are required on the revolving credit facility. The Company is required to maintain certain financial ratios in connection with this agreement.

          There were no outstanding borrowings against these credit arrangements at December 31, 1996. Letters of credit of approximately $24,000 were outstanding at December 31, 1996, with $76,000 of the unused credit facilities available for borrowing.

Note 6.   Accrued liabilities

         A summary of accrued liabilities follows:

                                        1996       1995

          Compensation               $   5,063  $   5,893
          Worker's compensation         10,750     10,400
          Income taxes                   5,292      2,288
          Restructuring costs           10,694        334
          Other                          7,086      9,140
          Total                      $  38,885  $  28,055


Note 7.   Leases

          The Company leases certain property and equipment including retail sales facilities and regional sales offices under operating leases. Certain leases provide the Company with renewal options. Leases for retail sales facilities provide for minimum rentals plus contingent rentals based on sales volume.

           Minimum future rental payments under noncancellable operating leases are as follows:


               Year ending December 31,
               1997                         $  10,525
               1998                             9,838
               1999                             8,951
               2000                             6,998
               2001                             4,909
              Thereafter                       10,362

              Total minimum lease payments  $  51,583



           Total rent expense charged to operations for all operating leases is as follows:


                                 Year ended December 31,
                                  1996      1995      1994

          Minimum rentals     $  17,691 $ 15,760  $ 11,139
          Contingent                493      279       196
          rentals
          Total rent          $  18,184 $  6,039  $ 11,335
          expense

Note 8.   Income taxes

           Income tax expense (benefit) is comprised of the following:

                                 Year ended December 31,
                                 1996       1995      1994
          Current:
            Federal           $  7,224   $ 7,440   $ 5,653
            State and local        760     1,860     1,231
                                 7,984     9,300     6,884
          Deferred             (13,200)      (59)     (965)

          Total               $ (5,216)  $ 9,241   $ 5,919


          Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax basis of Company assets and liabilities, and include the following components:


                                               December 31,
                                              1996      1995
                                                 [Assets
                                              (Liabilities)]
          Current deferred taxes
            Accounts receivable allowances  $ 1,552   $ 1,398
            Inventory valuation               5,562     3,778
            Accrued liabilities               5,595     5,685
            Restructuring costs               5,188       134
            Other                               603       405

          Total net current deferred tax
            assets                          $18,500   $11,400

          Non-current deferred taxes
            Depreciation                    $(2,583)  $(7,881)
            Deferred employee benefits        5,438     4,734
            Trademark                           545       447
            Foreign loss carryforwards           --     3,971
            Valuation allowance                  --    (3,971)

          Total net non current deferred    $ 3,400   $(2,700)
          tax assets (liabilities)


          The valuation allowance in 1995 related to foreign loss carryforwards for which utilization was uncertain. In conjunction with the wind down of the Company's
          European operations as described in Note 2, all material foreign loss carryforwards have been eliminated and accordingly no future benefit is expected to be realized.

          For financial reporting purposes, income (loss) before income taxes includes the following components:


                                     Year Ended December 31
                                     1996     1995     1994
          Pre-tax income (loss):
            United States          $ 6,308   $24,513 $14,319
            Foreign                (10,405)  (4,325)  (1,361)

          Total                    $(4,097)  $20,188 $12,958


           A reconciliation of the federal statutory income tax
           rate to the effective tax rates    reflected in the
           consolidated statements of income follows:


                                                       Year Ended December 31,
                                                       1996     1995      1994

          Federal statutory tax rate                  (35.0)%   35.0%     35.0%

          Differences resulting from:
            State and local income taxes, net of
            federal income tax benefit                 (4.6)     4.7       4.5
           Tax effect of foreign losses                13.6      7.5       3.7
           U.S. tax deductions related to European
            subsidiaries                             (109.8)      --        --
           Other                                        8.5     (1.4)      2.5
          Total                                      (127.3)%   45.8%     45.7%


          As discussed in Note 2, the wind down of its European subsidiaries permitted the recognition of certain U.S. tax deductions previously unrecognized, resulting in a 1996 income tax benefit of approximately $4,500.

Note 9.   Retirement plans

          The Company has defined contribution and defined benefit pension plans covering substantially all employees. Charges to operations by the Company for these pension plans totaled $3,795, $4,002, and $4,309 for 1996, 1995 and 1994, respectively.

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

          The actuarial computations utilized the following assumptions.


                                                   December 31,
                                              1996    1995     1994

          Discount rate                        7.5%    7.0%     7.5%
          Expected long-term rate of
           return on assets                    8.0%    8.0%     8.0%

          Rates of increase in compensation
           levels                            0-4.5%  0-4.5%   0-4.5%


          Net periodic pension cost was comprised of:


                                                    Year ended  December 31,
                                                    1996     1995      1994
          Service cost - benefits earned during
           the period                             $ 2,315   $1,923  $ 2,212
          Interest cost on projected benefit                          1,888
           obligations                              2,230    1,947
          Actual return on plan assets             (2,572)  (4,818)  (1,118)
          Net amortization and deferral             1,047    3,982      552

          Net periodic pension cost               $ 3,020   $3,034  $ 3,534

          In conjunction with the special charges discussed in
          Note 2, the Company curtailed defined benefit plans for the affected plants. Curtailment and settlement costs of approximately $271 are included in the special charges.

          The following table sets forth the funded status of the Company's defined benefit plans and the amount recognized in the Company's consolidated balance sheets. The funded status of plans with assets exceeding the accumulated benefit obligation (ABO) is segregated by column, from that of plans with the ABO exceeding assets.

                                                                 December 31,
                                                         1996                1995
                                                  Assets      ABO     Assets       ABO
                                                  Exceed    Exceeds   Exceed     Exceeds
                                                   ABO      Assets      ABO      Assets
          Actuarial present value of benefit
           obligations:
              Vested benefits                   $ 16,397   $ 4,686   $ 11,957   $  8,293
              Nonvested benefits                     633        86        740        211
              Total accumulated benefit         $ 17,030   $ 4,772   $ 12,697   $  8,504
                obligation
          Projected benefit obligation          $ 25,974   $ 5,364   $ 22,791   $  8,864
          Plan net assets at fair value           22,888     3,186     18,184      5,761
          Projected benefit obligation in
           excess of plan net assets              (3,086)   (2,178)    (4,607)    (3,103)
          Unamortized transition asset            (1,125)      (13)    (1,245)       (58)
          Unrecognized prior service cost          2,336       941      2,264      2,447
          Unrecognized net (gain) loss            (4,883)     (193)    (2,012)      (100)
          Adjustment to recognize minimum
           liability                                  --        --         --     (2,000)
          Accrued pension liability at Dec. 31  $ (6,758)  $(1,443)  $ (5,600)  $ (2,814)


          Defined contribution plan - The Company maintains a defined contribution retirement plan covering certain salaried employees. Annual contributions are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for contributions under this plan totaled $627, $923 and $531 for 1996, 1995 and 1994, respectively.

          In 1996, the Company initiated a profit-sharing plan covering certain salaried and hourly employees pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to approximately $89 for 1996.

          The Company also has a supplemental retirement program for designated employees. Annual provisions to this unfunded plan are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for additions to this plan totaled $59, $45 and $244 for 1996, 1995 and 1994, respectively.

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

          The following table sets forth the funded status of the plan and the postretirement benefit cost recognized in the Company's consolidated balance sheets:


                                                             December 31,
                                                             1996    1995
          Accumulated postretirement benefit obligation:

            Retirees                                       $   112  $  189
            Fully eligible active plan participants            297     157
            Other active plan participants                     808     404
                                                             1,217     750
            Plan assets                                         --      --
            Unrecognized net gain                              249     630
            Accrued postretirement benefit cost            $ 1,466  $1,380


         Net periodic postretirment benefit cost was comprised of:


                                                               December 31,
                                                           1996   1995   1994
          Service cost - benefit attributed to employee
           service during the year                        $ 78   $ 42   $  67
          Interest cost on accumulated postretirement
           benefit obligation                               84     48      53
          Net amortization and deferral                     (8)   (34)    (38)
          Net periodic postretirment benefit cost         $154   $ 56   $  82

          The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1996 and 7.0% in 1995 and 1994. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12%, declining gradually to 6% by 2012 and then declining further to an ultimate rate of 4% by 2022.

          The health care cost trend rate assumption has a significant impact on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation at December 31, 1996 by approximately $86 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by approximately $16.

Note 10.  Common stock

          The Company maintains a stock conversion plan whereby shares of Class B common stock may be converted to an equal number of Class A common shares.

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

          On August 6, 1996, the Company's Board of Directors authorized a one million share repurchase program of the Company's Class A common stock. Through December 31, 1996, the Company had repurchased 672,600 shares of its Class A common stock under this program for approximately $10.1 million. Since May 1994, the Company has repurchased 2,822,600 shares of its Class A common stock, representing approximately 19.4% of its total common stock outstanding on that date.

          The Company's 1994 Incentive Stock Option Plan has authorized the grant of options to management personnel and directors for up to 1,470,000 shares of the Company's common stock. As of December 31, 1996 1,147,000 shares are available for grant. Options granted generally have 10 year terms and vest ratably over a four year period following date of grant.

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

          The following pro forma information regarding net income and earnings per share required by SFAS No. 123, "Accounting for Stock Based Compensation" has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.81% and 7.47%; dividends of $.28 and $.28; volatility factors of the expected market price of the Company's common stock of .409 and .415; and a weighted-average expected life of the option of approximately 8 years. Changes in these subjective assumptions can significantly affect the fair value calculations.

          The estimated fair value of the options is amortized to expense over the options' vesting period. (Amounts in thousands except for earnings per share information):

                                         Years ended December 31,
                                             1996       1995
          Net income as reported           $1,119     $10,947
          Pro forma net income                880      10,814
          Earnings per share as reported      .09         .85
          Pro forma earnings per share        .07         .84

          A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                      1996                 1995
                                           Weighted-              Weighted-
                                 Options    average     Options    average
                                  (000)  exercise price  (000)  exercise price
          Outstanding-beginning
           of year                 156       $15           0         $--
          Granted                  162        16         161          15
          Exercised                 (3)       15          --          --
          Forfeited                (13)       15          (5)         15
          Outstanding end of year  302       $15         156         $15
          Exerciseable at end of
           year                     45       $15          --          --

          Weighted-average fair
           value of options
           granted during year   $5.12                 $5.01

          Exercise prices for options outstanding as of December 31, 1996 ranged from $14 to $16. The weighted-average remaining contractual life of those options is 8.7 years.


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

In February 1995, the Company initiated stock option plans for certain employees and directors. A total of 1,470,000 shares have been authorized for these option programs. As of December 31, 1995, 155,800 options have been granted to purchase Company Class A common stock at the fair market value at date of grant issuance, primarily $14.50 per share. Rights to exercise these options vest over a four year period. At December 31, 1995, no options have vested.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 2, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 2, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 2, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 2, 1997.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

        Financial statements for OshKosh B'Gosh, Inc. listed in the Index to Financial Statements and Supplementary Data are filed as part of this Annual Report.

    (2) Financial Statement Schedule:

        Schedule II - Valuation and Qualifying Accounts

        Schedules not included have been omitted because they are not applicable, immaterial, or the required information is included in the consolidated financial statements or notes thereto.

    (3) Index to Exhibits

(b) Reports on Form 8-K.
    None.

(c) Exhibits

    3.1 Certificate of Incorporation of OshKosh B'Gosh, Inc. as restated, May 7, 1993, previously filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated October 25, 1995, Commission File Number 0-13365, is incorporated herein by reference.

    3.2 By-laws of OshKosh B'Gosh, Inc., as amended through March 31, 1995, previously filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 0-13365, is incorporated herein by reference.

  *10.1 Employment Agreement dated July 7, 1980, between OshKosh B'Gosh, Inc. and Charles F. Hyde as extended by "Request for Later Retirement" dated April 15, 1986 and accepted by the Board of Directors' resolution on May 2, 1986, previously filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Commission file Number 0-13365, is incorporated herein by reference.

  *10.2 Employment Agreement dated July 7, 1980, between OshKosh B'Gosh, Inc. and Thomas R. Wyman, previously filed as Exhibit 10.2 to the Registrant's Registration Statement No. 2-96586 on Form S-1, is incorporated herein by reference.

  *10.3 OshKosh B'Gosh, Inc. Profit Sharing Plan, as amended on Februrary 19, 1996 previously filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File Number 0-13365, is incorporated herein by reference.

  *10.4 OshKosh B'Gosh, Inc. Restated Excess Benefit Plan as amended, previously filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 0-13365, is incorporated herein by reference.

  *10.5 OshKosh B'Gosh, Inc. Executive Deferred Compensation Plan as amended, previously filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Nnumber 0-13365, is incorporated herein by reference.

  *10.6 OshKosh B'Gosh, Inc. Officers Medical and Dental Reimbursement Plan, as amended previously filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 0-13365, is incorporated herein by reference.

   10.7 Acknowledgement of Guaranty Agreement between City of Liberty Casey County, Kentucky and OshKosh B'Gosh, Inc., dated October 4, 1984, and related Contract of Lease and Rent dated as of November 26, 1968, previously filed as Exhibit 10.14 to the Registrant's Registration Statement No. 2-96586 on Form S-1, is incorporated herein by reference.

   10.8 Indemnity Agreement between OshKosh B'Gosh, Inc. and William P. Jacobsen (Vice President and Treasurer of OshKosh B'Gosh, Inc.) dated as of June 8, 1987, previously filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File Number 0-13365, is incorporated herein by reference. (Note: Identical agreements have been entered into by the Company with each of the following officers: Anthony S. Giordano, Douglas W. Hyde, Michael D. Wachtel and Kenneth H. Masters).

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

   10.12 Credit agreement between OshKosh B'Gosh, Inc. and Firstar Bank Milwaukee, N.A. and participating banks as amended, dated as of June 28, 1996.

  *10.13 OshKosh B'Gosh, Inc. 1994 Incentive Stock Plan previously filed as
         Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 000-13365, is incorporated herein by reference.

   10.14 OshKosh B'Gosh, Inc. 1995 Outside Director's Stock Option Plan previously filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 000-13365, is incorporated herein by reference.

  *10.15 OshKosh B'Gosh, Inc. Flexible Nonstandardized 401(k) Adoption
         Agreement and Smith Barney Prototype Defined Contribution Plan Document #05.

   21. The following is a list of subsidiaries of the Company as of December 31, 1996. The consolidated financial statements reflect the operations of all subsidiaries as they existed on December 31, 1996.

                                                    State or Other
                                                   Jurisdiction of
                                                   Incorporation or
         Name of Subsidiary                          Organization

         Grove Industries                            Delaware
         Manufacturera International Apparel, S.A.   Honduras
         OshKosh B'Gosh Europe, SNC                  France
         OshKosh B'Gosh International Sales, Inc.    Virgin Islands
         OshKosh B'Gosh Asia/Pacific Ltd. (Inactive) Hong Kong
         OshKosh B'Gosh U.K. Ltd.                    United Kingdom
         OshKosh B'Gosh Deutschland GmbH             Germany

   23.   Consent of Ernst & Young LLP, Independent Auditors

   27.   Financial Data Schedule

* Represents a plan that covers compensation, benefits and/or related arrangements for executive management.

                                SIGNATURES

Date:  March 27, 1997

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         OSHKOSH B'GOSH, INC.

                       By:/S/ DOUGLAS W. HYDE
      Chairman of the Board, President and Chief Executive Officer

                     By:/S/DAVID L. OMACHINSKI
      Vice President, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                       Title

/S/DOUGLAS W. HYDE                             Chairman of the Board,
                                               President and Chief Excutive
                                               Officer

/S/MICHAEL D. WACHTEL                          Executive Vice President,
                                               Chief Operating Officer

/S/DAVID L. OMACHINSKI                         Vice President, Treasurer
                                               and Chief Financial Officer

/S/STEVEN R. DUBACK                            Secretary and Director

/S/WILLIAM F. WYMAN                            Vice President, Domestic
                                               Licensing

Date:  March 27, 1997

                       OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                                      Schedule II

Valuation and Qualifying Accounts
(Dollars in Thousands)

                                             Years ended December 31,
                                            1996        1995       1994
Accounts receivable - allowances:
 Balance at beginning of period           $ 3,970     $ 3,700    $ 3,310
 Charged to costs and expenses             10,392       8,084      6,508
 Deductions - bad debts written off,
  net of recoveries and other
  allowances                               (8,888)     (7,814)    (6,118)

 Balance at end of period                 $ 5,474     $ 3,970    $ 3,700


                                             Years ended December 31,
                                            1996        1995       1994
Restructuring costs - allowances:
 Balance at beginning of period           $   334     $ 2,381    $ 8,186
 Charged to cost and expenses              15,300          --         --
 Actual restructuring costs incurred       (4,940)     (2,047)    (5,805)

 Balance at end of period                 $10,694     $   334    $ 2,381