Form 10-Q
period 1997-03-31
OSHKOSH B GOSH INC
filed 1997-04-22
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to

                 Commission File Number 0-13365

                      OshKosh B'Gosh, Inc.

       (Exact name of registrant as specified in charter)

     Delaware                            39-0519915
(State or other jurisdiction of  (IRS Employer Identification
incorporation or organization)    No.)

112 Otter Avenue, Oshkosh, Wisconsin          54901
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

     Yes    X                           No

As of March 31, 1997, there were outstanding 10,425,571 shares of Class A Common Stock and 1,260,704 shares of Class B Common
Stock.
                            FORM 10-Q

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                              INDEX

                                                     Page

     Part I.   Financial Information

     Item 1.   Financial Statements

               Condensed Consolidated Balance
               Sheets -- March 31, 1997 and
               December 31, 1996                        3

               Unaudited Condensed Consolidated
               Statements of Income -- Three
               Months ended March 31, 1997 and 1996     4

               Unaudited Condensed Consolidated
               Statements of Cash Flow -- Three
               Months Ended March 31,1997 and 1996      5

               Notes to Condensed Consolidated
               Financial Statements                     6

     Item 2.   Management's Discussion and Analysis
               of  Results of Operations and
               Financial Condition.                     7

     Part II.  Other Information                       11

     Signatures                                        11

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
                     (Dollars in thousands)

                                   March 31, December 31,
                                     1997       1996
                                   (Unaudited)    *
Assets
Current assets
     Cash and cash equivalents     $  33,616 $ 31,201
     Short-term investments           10,040   10,040
     Accounts receivable              27,430   20,504
     Inventories                      51,103   66,799
     Prepaid expenses & other
      current assets                   6,558    1,890
     Deferred income taxes            15,200   18,500
Total current assets                 143,947  148,934

Property, plant & equipment           64,815   67,747
Less accumulated depreciation and
 amortization                         24,214   25,965
Net property, plant and equipment     40,601   41,782

Deferred income taxes                  3,700    3,400
Other assets                           1,837    1,917

Total assets                       $ 190,085 $196,033

Liabilities and shareholders'
 equity
Current liabilities
     Accounts payable              $   3,750 $  5,408
     Accrued expenses                 33,119   38,885
Total current liabilities             36,869   44,293


Employee benefit plan liabilities     13,656   13,663

Shareholders' equity
     Preferred stock                      --       --
     Common stock:
           Class A                       104      105
           Class B                        13       13
     Retained earnings               139,021  137,349
     Cumulative foreign currency
      translation adjustments            422      610
Total shareholders' equity           139,560  138,077

Total liabilities and              $ 190,085 $196,033
 shareholders' equity

 * Condensed from audited financial statements.
See notes to condensed consolidated financial statements.

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Income
            (In thousands, except per share amounts)
                           (Unaudited)


                                     Three months ended
     March 31,
                                      1997      1996
Net sales                          $ 97,363   $120,876

Cost of products sold                65,069     84,319

Gross profit                         32,294     36,557

Selling, general and
 administrative expenses             27,367     31,833
Royalty income, net                  (1,806)   ( 1,171)

Operating income                      6,733      5,895

Other income (expense):
     Interest expense                   (32)      (265)
     Interest income                    393        333
     Other                             (128)       120

Other income -- net                     233        188

Income before taxes                   6,966      6,083

Income taxes                          2,790      2,707

Net income                         $  4,176   $  3,376

Average number of shares
 outstanding                         11,777     12,456

Net income per common share        $   0.35   $   0.27

Cash dividends per common share
     Class A                       $   0.07   $   0.07
     Class B                       $   0.06   $   0.06

     See notes to condensed consolidated financial statements.


              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flow
                     (Dollars in thousands)
                           (Unaudited)

                                  Three months ended March 31,
                                       1997          1996
Cash flows from operating
 activities
     Net income for the period     $    4,176   $   3,376
     Depreciation                       2,113       2,595
     Deferred income tax
      provision                         3,000       1,700
     Other items in income not
      affecting cash                      305      (1,298)
     Changes in current assets          4,102     (15,998)
     Changes in current
      liabilities                      (7,424)       (147)

Net cash provided by (used in)
operating activities                    6,272      (9,772)


Cash flows from investing
 activities
     Property, plant and
      equipment additions              (1,624)       (891)
     Other                               (389)        349
     Proceeds from disposal of
      assets                              661         964


Net cash provided by (used in)
investing activities                   (1,352)        422


Cash flows from financing
activities
     Net increase in long-term
      borrowings                           --       9,875
     Cash dividends paid                 (814)       (859)
     Repurchase of common stock        (1,691)         --


Net cash provided by (used in)
 financing activities                  (2,505)      9,016


Net increase (decrease) in cash
and cash equivalents               $    2,415   $    (334)

     See notes to consolidated financial statements.


              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)


     Note 1.  Basis of Preparation

     The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, the results of operations for the three month periods ended March 31, 1997 and 1996, and cash flows for the three month periods ended March 31, 1997 and 1996.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report.

     Note 2.  Inventories

     A summary of inventories follows:

                                  March 31,  December 31,
                                    1997         1996
                                  (Dollars in thousands)

      Finished goods             $   39,492   $ 51,584
      Work in process                 9,005     10,698
      Raw materials                   2,606      4,517

      Total                      $   51,103   $ 66,799



     The replacement cost of inventory exceeds the above LIFO costs by $15,610 and $15,100 at March 31, 1997 and
     December 31, 1996, respectively.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


 RESULTS OF OPERATIONS

Consolidated net sales for the three months ended March 31, 1997 were $97.4 million, a decrease of $23.5 million (19.5%) over 1996 first quarter sales of $120.9 million. The Company's domestic wholesale business of approximately $62.3 million for the first quarter of 1997 was 22.5% less than 1996 first quarter sales of approximately $80.4 million, with a corresponding decrease in unit shipments of approximately 25.3%. The decrease in domestic wholesale unit shipments resulted primarily from a combination of the Company's strategic decision to reduce distribution and lower unit bookings due primarily to relatively weak "sell-thru" results experienced during the first half of 1996. The Company's sales declined less than the percentage decrease in unit sales as a result of significantly lower sales of close-out merchandise at
much lower average selling prices.   The Company's 1996 first
quarter sales included a substantial amount of wholesale unit shipments of Holiday 1995 close-out merchandise. Shipments of first quality garments during the first quarter of 1997 were down approximately 17.7% when compared to the first quarter of 1996.

The Company's retail sales at its OshKosh B'Gosh branded retail stores were approximately $32.8 million for the first quarter of 1997, an approximate 55% increase over 1996 first quarter sales of approximately $21.1 million. Total Company retail sales during the first quarter of 1996, including $8 million at the Company's discontinued Genuine Kids stores, were approximately $29.1 million. In early January 1997, in connection with the Company's previously announced plan to discontinue its Genuine Kids retail store chain, the Company converted 15 of the Genuine Kids stores to OshKosh stores, combined 7 Genuine Kids stores with OshKosh stores and closed the remaining 36 stores. The Company's 55% increase in retail sales at its OshKosh B'Gosh stores resulted from both the conversion and combination of a total of 22 Genuine Kids stores in early January, as well as a 14.1% comparable store sales gain. The 14.1% comparable store sales gain during the first quarter reflected both an increase in sales of OshKosh B'Gosh branded products, along with the introduction of an expanded retail product line to include bigger sizes under the label Genuine Girls (girls sizes 7-16) and Genuine Blues (boys sizes 8-16). During the first quarter of 1997, the Company also opened 2 additional retail stores and closed 4 OshKosh stores. At March 31, 1997, the Company operated 113 domestic OshKosh retail stores, including 108 outlet stores and 5 showcase stores.

The Company's gross profit margin as a percent of sales improved to 33.2% in the first quarter of 1997, compared to 30.2% in the first quarter of 1996. This gross profit margin improvement was due to significantly improved gross margins for the Company's domestic wholesale business, along with the impact of the Company's increased retail sales at higher gross margins as compared to the domestic wholesale business. Continued implementation of the Company's sourcing strategy, more efficient manufacturing plant utilization, as well as a substantial reduction in the sale of close-out merchandise during the first quarter of 1997 all contributed to the significant first quarter 1997 gross profit margin improvement.

Selling, general, and administrative (S, G & A) expenses for the first quarter decreased $4.5 million from the first quarter of
1996.   This decrease is directly attributable to the wind-down
of the Company's operations in Europe, elimination of the Genuine Kids retail store chain and decreased volume in the Company's wholesale business. As a percentage of net sales, S, G & A expenses were 28.1% for the first quarter of 1997 as compared to 26.3% in the first quarter of 1996. The primary reason for the increased S, G & A expenses as a percentage of sales is the 19.5% decrease in first quarter 1997 net sales without a proportionate decrease in the fixed element of the Company's S, G & A cost structure.

During 1996, the Company recorded special charges relating to the discontinuance of the Genuine Kids retail store chain, wind-down of the Company's European subsidiaries and transfer of the European business to a licensee, and the closing of three domestic sewing facilities. During the first quarter of 1997, the Company continued to execute its plan to eliminate underperforming elements of the Company's business and to adjust its domestic manufacturing capacity to improve manufacturing efficiency. The Company has completed substantially all strategic changes related to the special charges, and is not currently anticipating any material change to the amount of special charges recorded during 1996.

The Company's first quarter 1997 net royalty income of $1.8 million was approximately 54.2% over net royalty income earned in the first quarter of 1996 of approximately $1.2 million. This increase is due primarily to the Company's transition of its European business to a licensee, along with growth in other foreign markets.

The Company's effective tax rate was approximately 40.1% during the first quarter of 1997 as compared to 44.5% for the first quarter of 1996. The Company's first quarter 1996 effective tax rate was adversely impacted by operating losses in the Company's European subsidiaries which, at that time, provided no current income tax benefit.

The Company's net income of $4.2 million for the first quarter of 1997 was $.8 million (23.7%) over 1996 first quarter net income. Earnings per share improved to $.35 per share for the first quarter of 1997, a 29.6% increase over 1996 first quarter earnings per share of $.27. The Company's improved first quarter results of operations are attributable to a combination of the wind-down of the Company's European operations, closing of the Genuine Kids retail store chain, improving gross profit margin due to further implementation of the Company's sourcing strategy and more efficient plant utilization, reduction in sale of close-out merchandise, and increased retail sales at the Company's OshKosh B'Gosh branded retail stores. These improvements were offset in part by the lower level of wholesale shipments during the first quarter of 1997.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, entitled "Earnings per Share," which will be effective for periods ending after December 15, 1997. This statement modifies the computation, presentation and disclosure requirements of earnings per share. Although the Company has not yet fully determined the effect of this pronouncement on its earnings per share computations, the Company currently anticipates that this pronouncement will not materially impact its reported earnings per share.

SEASONALITY

The Company's business is increasingly seasonal, with highest sales and income in the third quarter which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail outlet store sales during this period. The Company anticipates this seasonal trend to continue to impact 1997 quarterly sales and net income. First quarter 1997 operating results are not necessarily indicative of anticipated quarterly results through the balance of the year.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company's financial condition remains strong. At March 31, 1997 the Company's cash, cash equivalents and short-term investments were $43.7 million, compared to $2.1 million at March 31, 1996. Net working capital at March 31, 1997 was $107.1 million, as compared to $104.6 million at the end of 1996 and $109.2 million at March 31, 1996. The Company's current ratio was 3.9 to 1 at March 31, 1997, compared to 3.4 to 1 at the end of 1996 and 3.6 to 1 at March 31, 1996.

Accounts receivable at March 31, 1997 were $27.4 million compared to $47.0 million at March 31, 1996. This decrease in accounts receivable relates primarily to decreased wholesale sales for the quarter and the wind-down of the Company's European operations.

Inventories at March 31, 1997 were $51.1 million, compared to $84.8 million at March 31, 1996. This substantial decrease in inventories is attributable to the wind-down of the Company's European business, the discontinuance of its Genuine Kids chain of retail stores, sourcing adjustments made by the Company for the reduced volume of anticipated second and third quarter 1997 unit shipments, and an overall corporate focus on management of working capital. Management believes that at March 31, 1997 inventory levels are generally appropriate for anticipated business activity for the remainder of 1997.

On August 6, 1996 the Company's Board of Directors authorized a one million share repurchase program of the Company's Class A common stock. Through March 31, 1997, the Company has repurchased 772,600 shares of its Class A common stock under this program for approximately $11.8 million. Since May 1994, the Company has repurchased 2,922,600 shares of its Class A common stock, representing approximately 20.0% of its total common stock outstanding on that date.

At March 31, 1997 the Company had no outstanding long-term debt as compared to $9.9 million of long-term debt outstanding at March 31, 1996. The Company believes that its cash, cash equivalents and short-term investments at March 31, 1997, credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs and remaining restructuring expenditures for the remainder of 1997.

OUTLOOK

The information contained in this outlook section is based on current assumptions and expectations. This information is forward-looking and as such, is subject to certain risks and uncertainties. Actual results may differ materially. The Company's future results of operations can be influenced by such factors as business conditions and the general economy, competitive factors, the level of consumer spending for apparel, particularly in the children's wear segment, as well as overall consumer acceptance of the Company's product styling. Other risks and uncertainties are identified in the Company's 1996 Form 10-K.

The forward-looking statements included herein are only made as of the date of this report. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

During 1996, the Company reached a strategic decision to reduce wholesale distribution of its products. As a result of this strategic decision, the Company anticipates a reduction in its wholesale business during its second and third quarters of 1997 of approximately 8-10% below the second and third quarters of 1996. Primarily as a result of much stronger "sell-thrus" of the Company's Holiday 1996 and Spring 1997 product offerings, the Company currently anticipates total Holiday 1997 product shipments in the fourth quarter to be nearly flat with unit shipments in the fourth quarter of 1996.

Current Company plans for the remainder of 1997 call for the opening of 9 new OshKosh B'Gosh retail stores and the closing of 2 stores.

Management currently anticipates that its gross profit margins will continue to compare favorably during the remainder of 1997 with gross profit margins reported in the last three quarters of 1996, primarily as a result of the continuing impact of implementation of the Company's strategic sourcing plan, improved manufacturing efficiency, reduction in the level of close-out merchandise, and anticipated increased retail sales at higher gross margins relative to its domestic wholesale business.

The Company currently anticipates that for all of 1997, its net royalty income from foreign licensees will increase by more than 40%. The Company also currently expects its effective tax rate to be approximately 40% for the remainder of 1997.

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


                             OSHKOSH B'GOSH, INC.


     Date: April 22, 1997     /s/ DOUGLAS W. HYDE
                              Douglas W. Hyde
                              Chairman of the Board, President,
                              Chief Executive Officer and
                              Director



     Date: April 22, 1997     /s/  DAVID L. OMACHINSKI
                              David L. Omachinski
                              Vice President-Finance, Treasurer,
                              Chief Financial Officer and
                              Director