Form 10-K/A
period 1996-12-31
OSHKOSH B GOSH INC
filed 1997-05-09
CIK 75042

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-K/A

Mark One

    X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1996
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
             For the transition period from____________to____________

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

        Yes       X                                  No

[X]  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

DOCUMENTS INCORPORATED BY REFERENCE

OshKosh B'Gosh, Inc. definitive Proxy Statement for its annual meeting to be held on May 2, 1997 (or such later date as the diretors may determine), incorporated into Part III.


                           SIGNATURES

Date:  May 8, 1997

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

Signature                                    Title

/S/ DOUGLAS W. HYDE                Chairman of the Board,
                                   President and Chief Executive Officer

/S/ MICHAEL D. WACHTEL             Executive Vice President,
                                   Chief Operating Officer

/S/ DAVID L. OMACHINSKI            Vice President Finance,
                                   Treasurer and Chief Financial Officer

/S/ STEVE R. DUBACK                Secretary and Director

/S/ WILLIAM F. WYMAN               Vice President Domestic Licensing

Date:  May 8, 1997