Form 10-Q
period 1997-06-30
OSHKOSH B GOSH INC
filed 1997-07-22
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                 Washington, D.C.  20549

                        FORM 10-Q
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997
                             OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

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

          Yes  X                             No

As of June 30, 1997, there were outstanding 10,425,571 shares of Class A Common Stock and 1,260,704 shares of Class B Common
Stock.


                           FORM 10-Q

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

INDEX                                                    Page

Part I.   Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          -June 30, 1997 and December 31, 1996             3

          Unaudited Condensed Consolidated Statements of
          Income -- Three Months and Six Months
          Ended June 30, 1997 and 1996                     4

          Unaudited Condensed Consolidated Statements
          of Cash Flow -- Six Months Ended June 30,
          1997 and 1996                                    5

          Notes to Condensed Consolidated Financial
          Statements                                       6

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition    7

Part II.  Other Information                               12

          Signatures                                      13


               OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                      (Dollars in thousands)

                                  June 30,     December
                                  31, 1997       1996*
                                 (Unaudited)
Assets
Current assets
  Cash and cash equivalents    $    30,915   $   31,201
  Short-term investments            11,670       10,040
  Accounts receivable               20,892       20,504
  Inventories                       60,849       66,799
  Prepaid expenses & other
   current assets                    5,203        1,890
  Deferred income taxes             15,300       18,500
Total current assets               144,829      148,934

Property, plant & equipment         65,358       67,747
  Less accumulated depreciation
   and amortization                 27,760       25,965
Net property, plant and equipment   37,598       41,782

Non-current deferred income taxes    4,400        3,400
Other assets                         3,424        1,917

Total assets                   $   190,251  $   196,033

Liabilities and shareholders'
 equity
Current liabilities
  Accounts payable             $     3,406  $     5,408
  Accrued expenses                  35,166       38,885
Total current liabilities           38,572       44,293

Employee benefit plan
 liabilities                        13,323       13,663

Shareholders' equity
  Preferred stock                       --           --
  Common stock:
    Class A                            104          105
    Class B                             13           13
  Retained earnings                137,769      137,349
  Cumulative foreign currency
   translation adjustments             470          610
Total shareholders' equity         138,356      138,077

Total liabilities and
 shareholders' equity          $   190,251  $   196,033

* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.

             OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Income
            (In thousands, except per share amounts)
                         (Unaudited)

                           Three Months Ended     Six Months Ended
                                June 30,             June 30,
                              1997      1996        1997     1996
Net sales                  $ 71,144   $ 82,579  $168,507    $203,455

Cost of products sold        47,362     57,057   112,431     141,376

Gross profit                 23,782     25,522    56,076      62,079

Selling, general and
administrative expenses      26,292     30,211    53,659      62,044
Special charges                  --     20,900        --      20,900
Royalty income, net          (1,206)    (1,370)   (3,012)     (2,541)

Operating income (loss)      (1,304)   (24,219)    5,429     (18,324)

Other income (expense)
  Interest expense              (97)      (261)     (129)       (526)
  Interest income               672        247     1,065         580
  Other                         (17)       162      (145)        282

Other income (expense) --
 net                            558        148       791         336

Income (loss) before taxes     (746)   (24,071)    6,220     (17,988)

Income taxes (benefit)         (300)   (14,231)    2,490     (11,524)

Net income (loss)          $   (446)  $ (9,840) $  3,730   $  (6,464)

Average number of shares
outstanding                  11,686     12,456    11,731      12,456

Net income (loss) per
common share               $  (0.04)  $  (0.79) $   0.32  $    (0.52)

Cash dividend per common
share
  Class A                  $   0.07   $   0.07  $    0.14  $    0.14
  Class B                  $   0.06   $   0.06  $    0.12  $    0.12

See notes to condensed consolidated financial statements.


                       OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flow
                              (Dollars in thousands)
                                   (Unaudited)

                                       Six Months Ended June 30,
                                         1997        1996
Cash flows from operating activities
   Net income (loss)                   $ 3,730   $ (6,464)
 Depreciation                            4,465      5,350
 Special charges                           ---     20,900
 Provision for deferred income taxes     2,200    (11,600)
 Items in income not affecting cash        173      1,357
 Changes in current assets               2,249    (16,010)
   Changes in current liabilities       (5,005)    (2,872)

Net cash provided by (used in)
 operating activities                     7,812     (9,339)

Cash flows from investing activities
 Additions to property, plant and
 equipment                               (2,965)    (2,916)
 Proceeds from disposal of assets         1,765      1,710
 Purchase of short-term investments      (1,630)       ---
   Other                                 (1,958)       (32)

Net cash used in investing activities    (4,788)    (1,238)

Cash flows from financing activities
 Net increase in long-term borrowings       ---     11,160
 Cash dividends paid                     (1,619)    (1,719)
   Repurchase of common shares           (1,691)       ---
Net cash provided by (used in)
 financing activities                    (3,310)     9,441

Net decrease in cash and cash
 equivalents                          $    (286) $  (1,136)




                        OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                           Notes to Condensed Consolidated
                           Financial Statements (Unaudited)


Note 1.  Basis of Preparation

The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three month and six-month periods ended June 30, 1997 and 1996, and cash flows for the six-month periods ended June 30, 1997 and 1996.

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

Note 2.  Inventories

A summary of inventories follows:

                                     June 30,        December 31,
                                        1997             1996
                                        (Dollars in thousands)
Finished goods                     $   43,478        $  51,584
Work in process                        14,218           10,698
Raw materials                           3,153            4,517

Total                              $   60,849        $  66,799

The replacement cost of inventory exceeds the above LIFO costs by $ 16,120 and $ 15,100 at June 30, 1997 and December 31,
1996, respectively.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended June 30, 1997 were $71.1 million, a decrease of $11.5 million (13.9 %) over 1996 second quarter sales of $82.6 million. Consolidated net sales for the six months ended June 30, 1996 were $168.5 million, a decrease of $35.0 million (17.2%) from sales of $203.5 million for the first six months of 1996. The Company's net sales for the three month and six month periods ended June 30, 1997 and 1996 are summarized as follows:

                              Net Sales
                            (in millions)

                         Domestic
                    Wholesale  Retail   International  Other  Total
Three months ended
June 30,
   1997             $   34.0   $  35.7  $        1.4   $ --   $  71.1
   1996                 46.8      32.1           3.0     .7      82.6
 Increase (decrease)   (12.8)      3.6          (1.6)   (.7)    (11.5)

 Percent increase
 (decrease)            (27.4%)    11.2%         53.3%    --     (13.9%)

Six months ended
June 30,
   1997             $   96.3   $  68.5   $       3.7   $ --   $ 168.5
   1996                127.2      61.2          13.4    1.7     203.5
   Increase
    (decrease)         (30.9)      7.3          (9.7)  (1.7)    (35.0)

   Percent increase
   (decrease)          (24.3%)    11.9%        (72.4%)   --     (17.2%)


The Company's domestic wholesale unit sales for the three month and six month periods ended June 30, 1997 were down 25.4% and 25.3%, respectively, from the corresponding three month and six month periods of 1996. The decrease in unit shipments for the three month and six month periods ended June 30, 1997 resulted primarily from a combination of the Company's strategic decision to reduce distribution and lower unit bookings, due primarily to relatively weak "sell-thru" results experienced during the first half of 1996. In addition, the Company's 1996 first quarter sales included a substantial amount of wholesale unit shipments of Holiday 1995 close-out merchandise. Shipments of first quality garments during the three month and six month periods ended June
30, 1997 were down approximately 25.1% and 19.1%, respectively, when compared to the same three month and six month periods of 1996.

The Company's retail sales for the three month and six month periods ended June 30, 1997 and 1996 are summarized as follows:

                     Retail Net Sales Summary
                          (in millions)

                      OshKosh Stores      Genuine Kids Stores    Total Stores

Three months ended
June 30,
   1997               $     35.7           $        --          $   35.7
   1996                     24.0                   8.1              32.1
   Increase (decrease)      11.7                  (8.1)              3.6
   Percent increase
   (decrease)               48.8%                   --              11.2%
   Comparable store
    sales increase          31.6%

Six months ended
June 30,
   1997               $     68.5           $        --         $    68.5
   1996                     45.1                  16.1              61.2
   Increase (decrease)      23.4                 (16.1)              7.3

   Percent increase
   (decrease)               51.9%                   --              11.9%
   Comparable store
    sales increase          23.1%


The Company's increase in retail sales at its OshKosh B'Gosh stores for the three month and six month periods ended June 30, 1997 resulted from both the conversion and combination of a total of 22 Genuine Kids stores in early January, as well as the comparable store sales gains. The three month and six month comparable store sales gains reported in 1997 reflected both an increase in sales of OshKosh B'Gosh branded products, along with the introduction of an expanded retail product line to include bigger sizes under the label Genuine Girls (girls sizes 7-16) and Genuine Blues (boys sizes 8-16). During the second quarter of 1997, the Company also opened one additional retail store. At June 30, 1997, the Company operated 114 domestic OshKosh retail stores, including 108 outlet stores and 6 showcase stores.

The Company's gross profit margin as a percent of sales improved to 33.4% in the second quarter of 1997, compared to 30.9% in the second quarter of 1996. For the six months ended June 30, 1997, gross profit margin as a percent of sales was 33.3%, compared to 30.5% for the first six months of 1996. This gross profit margin improvement was due to enhanced gross margins for the Company's domestic wholesale business, along with the impact of the Company's increased retail sales at higher gross margins as compared to the wholesale business. Continued implementation and execution of the Company's sourcing strategy, along with substantial reduction in the sale of close-out merchandise during 1997, also contributed to the gross profit margin improvement.

Selling, general, and administrative (S, G, & A) expenses for the three month and six month periods ended June 30, 1997, decreased
$3.9 million and $8.4 million over the three and six month periods ended June 30, 1996 (excluding special charges recorded during the second quarter of 1996), respectively. These decreases are directly attributable to the discontinuance of the Company's direct operations in Europe, elimination of the Genuine Kids retail store chain, and decreased volume in the Company's wholesale business. As a percentage of net sales, S, G, & A expenses were 37.0% and 31.8% for the three month and six month periods ended June 30, 1997 as compared to 36.6% and 30.5% in the comparable periods of 1996 (excluding special charges). The primary reason for the increased S, G, & A expenses as a percentage of sales is the decrease in 1997 net sales without a proportionate decrease in the fixed element of the Company's S, G, & A cost structure.

During 1996, the Company recorded special charges related to the discontinuance of the Genuine Kids retail store chain and European subsidiaries, and the closing of three domestic sewing facilities. During the first six months of 1997, the Company continued to execute its plan to eliminate underperforming elements of the Company's business and to adjust its domestic manufacturing capacity to improve manufacturing efficiency. The Company has completed substantially all strategic changes related to the special charges, and is not currently anticipating any material changes to the amount of special charges recorded during 1996.

The Company's second quarter 1997 net royalty income of $1.2 million was approximately 12% less than net royalty income earned in the second quarter of 1996 of approximately $1.4 million. This decrease was due primarily to a reduction in the Company's domestic royalty income and is consistent with the reduction in the Company's overall wholesale business. Year-to-date royalty income of $3 million is approximately $.5 million (18.5%) over the first six months of 1996, due primarily to the Company's conversion of its European business to a licensee.

The Company's interest income net of interest expense was $.6 million and $.9 million for the three month and six month periods ended June 30, 1997 as compared to insignificant net interest income throughout the first half of 1996. These increases resulted from the significantly higher level of cash and shortterm investments throughout the first half of 1997 as compared to 1996.

The Company's effective tax rate for the three month and six month periods ended June 30, 1997 was approximately 40.0%. The unusually high income tax credits applied to the Company's net loss for the three month and six month periods ended June 30, 1996 of 59.1% and 64.1%, respectively, were the result of the recognition of previously unrecorded U.S. tax benefits related to the discontinuance of the Company's European subsidiaries.

The Company's net loss of $.4 million for the second quarter of 1997 was $9.4 million less than its net loss for the three month period ended June 30, 1996 of $9.8 million. The June 30, 1996 quarter included an after tax charge of approximately $8 million related to special charges. Excluding the special charges, the Company incurred a loss in the second quarter of 1996 of approximately $1.8 million ($.15 per share) as compared to the second quarter of 1997 net loss of approximately $.4 million ($.04 per share).

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, entitled "Earnings Per Share," which will be effective for periods ending after December 15, 1997. This statement modifies the computation, presentation and disclosure requirements of earnings per share. This statement will have no material impact on the Company's reported earnings per share.


SEASONALITY

The Company's business is increasingly seasonal, with highest sales and income in the third quarter which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail outlet store sales during this period. The Company anticipates this seasonal trend to continue to impact 1997 quarterly sales and net income. Second quarter 1997 operating results are not necessarily indicative of anticipated quarterly results through the balance of the year.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

The Company's financial condition remains strong. At June 30, 1997 the Company's cash, cash equivalents and short-term investments were $42.6 million, compared to $1.3 million at June 30, 1996. In addition, the Company had no direct borrowings outstanding under its line of credit at June 30, 1997 as compared to approximately $11.2 million outstanding under its credit line at June 30, 1996. Net working capital at June 30, 1997 was $106.3 million, as compared to $104.6 million at the end of 1996 and $110 million at June 30, 1996. The Company's current ratio was 3.8 to 1 at June 30, 1997, compared to 3.4 to 1 at the end of 1996 and at June 30, 1996.

Accounts receivable at June 30, 1997 were $20.9 million compared to $31.4 million at June 30, 1996. This decrease in accounts receivable relates primarily to decreased wholesale sales for the second quarter of 1997 and the elimination of the Company's European operations.

Inventories at June 30, 1997 were $60.8 million, compared to $98.9 million at June 30, 1996. This substantial decrease in inventories is attributable to the elimination of the Company's European and Genuine Kids businesses, sourcing adjustments made by the Company for the reduced volume of anticipated third and fourth quarter 1997 unit shipments, and an overall corporate focus on management of working capital. Management believes that at June 30, 1997 inventory levels are generally appropriate for anticipated business activities for the remainder of 1997.

On June 30, 1997, the Company announced that its Board of Directors approved a Dutch auction self-tender offer to repurchase up to two million shares of the Company's Class A common stock and Class B common stock. The Dutch auction tender offer provides an opportunity for shareholders to tender shares within a range of $19 to $22 per share. The SEC has requested that the offer be stated separately for the Class A shares on the one hand and the Class B shares on the other, so the Company has amended the offer so that it is limited to 225,000 Class B shares and 1,775,000 Class A shares. As a result of this modification, the Company has also extended the period of the tender offer and the related proration period and withdrawal rights so that they now end at midnight on August 6, 1997. The Company believes that its cash, cash equivalents and short-term investments at June 30, 1997, available credit facilities, along with cash generated from operations, will be sufficient to finance this tender offer, as well as its seasonal working capital needs and remaining restructuring expenditures for the remainder of 1997.

OUTLOOK

The information contained in this outlook section is based on current assumptions and expectations. This information is forwardlooking and as such, is subject to certain risks and uncertainties. Actual results may differ materially. The Company's future results of operations can be influenced by such factors as business conditions and the general economy, competitive factors, the level of consumer spending for apparel, particularly in the children's wear segment, as well as overall consumer acceptance of the Company's product styling. Other risks and uncertainties are identified in the Company's 1996 Form 10-K. The forward-looking statements included herein are only made as of the date of this report. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

As a result of the Company's 1996 strategic decision to reduce wholesale distribution, the Company anticipates a reduction in its wholesale business during the second half of 1997 of 5% to 10% below the second half of 1996. Current Company plans for the remainder of 1997 call for the opening of seven new OshKosh B'Gosh retail stores and the closing of two stores.

Management currently anticipates that its gross profit margins during the remainder of 1997 will continue to compare favorably with gross profit margins reported in the last two quarters of 1996, primarily as a result of the continuing impact of the implementation of the Company's strategic sourcing plan, reduction in the level of close-out merchandise, and anticipated increased retail sales at higher gross margins relative to its domestic wholesale business.

The Company currently anticipates that, for all of 1997, its net royalty income from foreign licensees will increase by more than 40%. The Company also currently expects its effective tax rate to be approximately 40% for the remainder of 1997.


                    PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
The registrant's annual meeting of stockholders was held on May 2, 1997 (the "1997 Annual Meeting"). A majority of the shares of each class of the registrant's Common Stock, represented in person or by proxy, was required to constitute a quorum for action to be taken by such class. A total of 9,666,718 shares of Class A Common Stock and 1,067,901 shares of Class B Common Stock were represented, in person or by proxy, at the 1997 Annual Meeting, constituting a quorum of each class.

With respect to the election of Class A Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:
                                                           Broker
Nominee             Votes in Favor      Votes Withheld     Non-Votes

Orren J. Bradley       9,572,590               94,128      0
Jerry M. Hiegel        9,572,915               93,803      0

With respect to the election of Class B Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

Nominee             Votes in Favor    Votes Withheld         Broker Non-Votes

Douglas W. Hyde          1,065,771          2,130                 0

Michael D. Wachtel       1,065,771          2,130                 0

David L. Omachinski      1,065,771          2,130                 0

Steven R. Duback         1,065,771          2,130                 0

Shirley A. Dawe          1,065,771          2,130                 0

William F. Wyman         1,065,771          2,130                 0

Stig A. Kry              1,065,771          2,130                 0

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




                                   OSHKOSH B'GOSH, INC.
Date:  July 22, 1997               /S/ DOUGLAS W. HYDE
                                   Chairman of the Board, President
                                   Chief Executive Officer and Director

Date:  July 22, 1997               /S/ DAVID L. OMACHINSKI
                                   Vice President-Finance, Treasurer,
                                   Chief Financial Officer and Director