Form 10-Q
period 1997-09-30
OSHKOSH B GOSH INC
filed 1997-10-21
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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

                          (920) 231-8800
                  (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X                                   No

As of September 30, 1997, there were outstanding 8,778,613 shares of Class A Common Stock and 1,184,885 shares of Class B
Common Stock.

                           FORM 10-Q
             OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                             INDEX

                                                             Page

Part I.  Financial Information

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets --
          September 30, 1997 and December 31, 1996             3

          Unaudited Condensed Consolidated
          Statements of Income -- Three Months and
          Nine Months Ended September 30, 1997 and 1996        4

          Unaudited Condensed Consolidated Statements
          of Cash Flows -- Nine Months Ended September
          30, 1997 and 1996                                    5

          Notes to Condensed Consolidated Financial
          Statements                                           6

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   7

Part II.  Other Information                                   12

Signatures                                                    12

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
                     (Dollars in thousands)

                                   September 30,     December
                                     31, 1997          1996*
                                   (Unaudited)
Assets
Current assets
 Cash and cash equivalents           $ 22,590       $ 31,201
 Short-term investments                    --         10,040
 Accounts receivable                   33,494         20,504
 Inventories                           54,959         66,799
 Prepaid expenses and other
  current assets                        3,593          1,890
 Deferred income taxes                 16,200         18,500
Total current assets                  130,836        148,934

Property, plant and equipment          64,242         67,747
 Less accumulated depreciation and
  amortization                         27,358         25,965
Net property, plant and equipment      36,884         41,782

Deferred income taxes                   4,700          3,400
Other assets                            3,530          1,917

Total assets                         $175,950       $196,033

Liabilities and shareholders' equity
Current liabilities
 Accounts payable                    $  5,548       $  5,408
 Accrued expenses                      45,211         38,885
Total current liabilities              50,759         44,293

Employee benefit plan liabilities      13,485         13,663

Shareholders' equity
 Preferred stock                           --             --
 Common stock:
   Class A                                 88            105
   Class B                                 12             13
 Retained earnings                    111,136        137,349
 Cumulative foreign currency
  translation adjustments                 470            610
Total shareholder's equity            111,706        138,077

Total liabilities and
 shareholders' equity                $175,950       $196,033

* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.


              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Income
            (In thousands, except per share amounts)


                                (Unaudited)
                             Three Months Ended         Nine Months Ended
                                September 30,             September 30,
                             1997          1996         1997          1996

Net sales                  $124,922      $136,693     $293,429      $340,148

Cost of products sold        78,320        91,587      190,751       232,963

Gross profit                 46,602        45,106      102,678       107,185

Selling, general and
 administrative expenses     29,382        29,731       83,041        91,775

Special charges                  --            --           --        20,900

Royalty income, net          (3,167)       (1,675)      (6,179)       (4,216)

Operating income (loss)      20,387        17,050       25,816        (1,274)

Other income (expense)
 Interest expense               (75)         (293)        (204)         (819)
 Interest income                338           259        1,403           839
 Other                            1           (51)        (144)          231

Other income (expense)-net      264           (85)       1,055           251

Income (loss) before taxes   20,651        16,965       26,871        (1,023)

Income taxes (benefit)        8,259         6,780       10,749        (4,745)

Net income                 $ 12,392      $ 10,185     $ 16,122     $   3,722

Average number of shares
 outstanding                 10,672        12,431       11,378        12,448

Net income per common
 share                     $   1.16      $   0.82     $   1.42     $    0.30

Cash dividend per common
 share
  Class A                  $   0.07      $   0.07     $   0.21     $    0.21
  Class B                  $   0.06      $   0.06     $   0.18     $    0.18

See notes to condensed consolidated financial statements.

                   OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                          (Dollars in thousands)
                               (Unaudited)


                                                 Nine Months Ended
                                                   September 30,
                                                 1997          1996
Cash flows from operating activities
  Net income for the period                   $ 16,122      $  3,722
  Depreciation                                   6,412         7,910
  Special charges                                   --        20,900
  Provision for deferred income taxes            1,000        (2,900)
  Items in income not affecting cash             1,847         2,385
  Changes in current assets                     (2,853)       (4,038)
  Changes in current liabilities                 6,466       (12,798)

Net cash provided by operating activities       28,994        15,181

Cash flows from investing activities
  Additions to property, plant and
   equipment                                    (5,140)       (4,815)
  Proceeds from disposal of assets               2,096         2,773
  Proceeds from sale of short-term
   investments                                  10,040            --
  Other                                         (2,248)         (949)

Net cash provided by (used in)
 investing activities                            4,748        (2,991)

Cash flows from financing activities
  Cash dividends paid                           (2,305)       (2,578)
  Repurchase of common shares                  (40,068)       (1,774)
  Other                                             20            45

Net cash used in financing activities          (42,353)       (4,307)

Net increase (decrease) in cash and
 cash equivalents                             $ (8,611)    $   7,883


See notes to condensed consolidated financial statements.


              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)


Note 1.  Basis of Preparation

The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and cash flows for the nine-month periods ended September 30, 1997 and 1996.

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

Note 2.  Inventories

A summary of inventories follows:

                           September 30,  December 31,
                               1997           1996
                             (Dollars in thousands)

Finished goods          $    38,719      $    51,584
Work in progress             11,809           10,698
Raw materials                 4,431            4,517

Total                   $    54,959      $    66,799

The replacement cost of inventory exceeds the above LIFO costs by $16,480 and $15,100 at September 30, 1997 and December 31,
1996, respectively


              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Consolidated net sales for the three months ended September 30, 1997 were $124.9 million, a decrease of $11.8 million (8.6%) over 1996 third quarter sales of $136.7 million. Consolidated net sales for the nine months ended September 30, 1997 were $293.4 million, a decrease of $46.7 million (13.7%) from sales of $340.1 million for the first nine months of 1996. A summary of the Company's net sales for the three month and nine month periods ended September 30, 1997 and 1996 are summarized as follows:


                                                Net Sales
                                              (in millions)
                                       Domestic
                                Wholesale Retail International Other Total
Three months ended September 30,
  1997                            $ 69.7   $ 53.4  $  1.8     $ --   $124.9
  1996                              79.0     49.4     7.6       .7    136.7
  Increase (decrease)               (9.3)     4.0    (5.8)     (.7)   (11.8)

  Percent increase (decrease)      (11.8%)    8.1%  (76.3%)     --     (8.6%)

Nine months ended September 30,
  1997                            $166.0   $121.9  $  5.5     $ --   $293.4
  1996                             206.2    110.6    20.9      2.4    340.1
 Increase (decrease)               (40.2)    11.3   (15.4)    (2.4)   (46.7)

  Percent increase (decrease)      (19.5%)   10.2%  (73.7%)     --    (13.7%)


The Company's domestic wholesale unit sales for the three month and nine month periods ended September 30, 1997 were down 14.5% and 21.5%, respectively, from the corresponding three month and nine month periods of 1996. The decrease in unit shipments for the three month and nine month periods ended September 30, 1997 resulted primarily from a combination of the Company's strategic decision to reduce distribution and a significant reduction in unit shipments of close-out merchandise. In addition, unit shipments during the first half of 1997 were adversely affected by weak "sell-thru" results experienced during the first half of 1996. Shipments of first quality garments during the three month and nine month periods ended September 30, 1997 were down approximately 8% and 14.9%, respectively, when compared to the same three month and nine month periods of 1996.

The Company's retail sales for the three month and nine
month periods ended September 30, 1997 and 1996 are
summarized as follows:
                                      Retail Net Sales Summary
                                           (in millions)
                                      OshKosh   Genuine Kids
                                       Stores      Stores       Total
Three months ended September 30,
  1997                             $     53.4   $     --     $   53.4
  1996                                   37.4       12.0         49.4
  Increase (decrease)                    16.0      (12.0)         4.0

  Percent increase (decrease)            42.8%        --          8.1%
  Comparable store sales increase        34.6%

Nine months ended September 30,
  1997                             $    121.9   $     --     $  121.9
  1996                                   82.5       28.1        110.6
  Increase (decrease)                    39.4      (28.1)        11.3

  Percent increase (decrease)            47.8%        --         10.2%
  Comparable store sales increase        28.2%


The Company's increase in retail sales at its OshKosh B'Gosh stores for the three month and nine month periods ended September 30, 1997 resulted from both the conversion and combination of a total of 22 Genuine Kids stores in early January, as well as comparable store sales gains. The three month and nine month comparable store sales gains reported in 1997 reflected both an increase in sales of OshKosh B'Gosh branded products, along with the introduction of an expanded retail product line to include bigger sizes under the label Genuine Girls (girls sizes 7-16) and Genuine Blues (boys sizes 8-16). During the third quarter of 1997, the Company opened four additional retail stores and closed two stores. At September 30, 1997, the Company operated 116 domestic OshKosh retail stores, including 108 outlet stores and 8 showcase stores.

The Company's gross profit margin as a percent of sales improved to 37.3% in the third quarter of 1997, compared to 33.0% in the third quarter of 1996. For the nine months ended September 30, 1997, gross profit margin as a percent of sales was 35.0%, compared to 31.5% for the first nine months of 1996. This gross profit margin improvement was due to enhanced gross margins for the Company's domestic wholesale business, along with the impact of the Company's increased retail sales at higher gross margins as compared to the wholesale business. Continued implementation and execution of the Company's sourcing strategy, along with substantial reduction in the sale of close-out merchandise during 1997, also contributed to the gross profit margin improvement.

Selling, general, and administrative (S, G, & A) expenses for the three month and nine month periods ended September 30, 1997, decreased $.3 million and $8.7 million from the three and nine month periods ended September 30, 1996 (excluding special charges recorded during the second quarter of 1996), respectively. These decreases are directly attributable to the discontinuance of the Company's direct operations in Europe, elimination of the Genuine Kids retail store chain and decreased volume in the Company's wholesale business. As a percentage of net sales, S,G, & A expenses were 23.5% and 28.3% for the three month and nine month periods ended September 30, 1997 as compared to 21.8% and 27.0% in the comparable periods of 1996 (excluding special charges). The primary reason for the increased S, G, &
A expenses as a percentage of sales is the decrease in 1997 net sales without a proportionate decrease in the fixed element of the Company's S, G, & A cost structure, combined with the impact of the Company's increased retail volume and related higher S, G, & A costs as compared to the wholesale business.

During 1996, the Company recorded special charges related to the discontinuance of the Genuine Kids retail store chain and European subsidiaries, and the closing of three domestic sewing facilities. During the first nine months of 1997, the Company continued to execute its plan to eliminate underperforming elements of the Company's business and to adjust its domestic manufacturing capacity to improve manufacturing efficiency.
The Company has completed substantially all strategic changes related to the special charges, and is not currently anticipating any increase in the amount of special charges recorded during 1996.

The Company's third quarter 1997 net royalty income of $3.2 million was approximately 89% greater than net royalty income earned in the third quarter of 1996 of approximately $1.7 million. Year-to-date royalty income of $6.2 million is approximately $2.0 million (46.6%) over the first nine months of 1996. These third quarter and year-to-date increases are due primarily to the Company's conversion of its European business to a licensee, along with growth in other foreign markets.

The Company's interest income net of interest expense was $.3 million and $1.2 million for the three month and nine month periods ended September 30, 1997 as compared to insignificant net interest income throughout the first nine months of 1996. These increases resulted from the significantly higher level of cash and short-term investments throughout the first nine months of 1997 as compared to 1996.

The Company's effective tax rate for the three month and nine month periods ended September 30, 1997 was approximately 40.0%. The unusually high income tax credit applied to the Company's net loss for the nine month period ended September 30, 1996 was the result of the recognition of previously unrecorded U.S. tax benefits related to the discontinuance of the Company's European subsidiaries.

The Company's net income of $12.4 million for the third quarter of 1997 was a $2.2 million increase (21.7%) over net income for the three month period ended September 30, 1996 of $10.2 million. Third quarter 1997 net income per share of $1.16 was 41.5% greater than per share net income of $.82 for the third quarter of 1996. Third quarter 1997 per share net income was favorably impacted by the Company's repurchase of approximately
1.7 million shares of common stock in August 1997 in connection with completion of a Dutch auction self-tender offer.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, entitled "Earnings Per Share," which will be effective for periods ending after December 15, 1997. This statement modifies the computation, presentation and disclosure requirements of earnings per share. This statement will have no material impact on the Company's reported earnings per share.

SEASONALITY

The Company's business is increasingly seasonal, with highest sales and income in the third quarter which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail outlet store sales during this period. Results of operations for the Company's three month and nine month periods ended September 30, 1997 are not necessarily indicative of anticipated fourth quarter 1997 results.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

The Company's financial condition remains strong. At September 30, 1997 the Company's cash and cash equivalents were $22.6 million, compared to $10.3 million at September 30, 1996. The Company had no direct borrowings outstanding under its line of credit at September 30, 1997 or 1996. Net working capital at September 30, 1997 was $80.1 million, as compared to $104.6 million at the end of 1996 and $109.5 million at September 30, 1996. The Company's current ratio was 2.6 to 1 at September 30, 1997, compared to 3.4 to 1 at the end of 1996 and 4.0 to 1 at September 30, 1996. The decreases in the Company's working capital and current ratio are directly attributable to decreased inventories at September 30, 1997 and cash used to repurchase common stock in connection with the Company's recently completed Dutch auction self-tender offer.

Accounts receivable at September 30, 1997 were $33.5 million compared to $41.2 million at September 30, 1996. This decrease in accounts receivable relates primarily to decreased wholesale sales for the third quarter of 1997 and the elimination of the Company's European operations.

Inventories at September 30, 1997 were $55.0 million, compared to $78.4 million at September 30, 1996. This substantial decrease in inventories is attributable to the elimination of the Company's European and Genuine Kids businesses, sourcing adjustments made by the Company for the reduced volume of anticipated fourth quarter 1997 unit shipments, and an overall corporate focus on management of working capital. Management believes that at September 30, 1997, inventory levels are generally appropriate for anticipated business activities for the remainder of 1997.

On June 30, 1997, the company announced that its Board of Directors approved a Dutch auction self-tender offer to repurchase up to two million shares of the Company's Class A common stock and Class B common stock. On August 7, 1997 the Company repurchased 1,656,578 shares of its Class A common stock and 41,524 shares of its Class B common stock for approximately $37.7 million, including related expenses.

On August 26, 1997, the Company announced that its Board of Directors approved a stock repurchase program for up to 500,000 shares of its Class A common stock. Through September 30, 1997, the Company has repurchased 26,000 shares under this repurchase program.

OUTLOOK

The information contained in this outlook section is based on current assumptions and expectations. This information is forward-looking and, as such, is subject to certain risks and uncertainties. Actual results may differ materially. The Company's future results of operations can be influenced by such factors as business conditions and the general economy, competitive factors, the level of consumer spending for apparel, particularly in the children's wear segment, as well as overall consumer acceptance of the Company's product styling. Other risks and uncertainties are identified in the Company's 1996 Form 10-K.

The forward-looking statements included herein are only made as of the date of this report. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

As a result of the Company's 1996 strategic decision to reduce wholesale distribution, along with reduced sales levels of closeout merchandise, the Company anticipates a reduction in its wholesale business during the fourth quarter of 1997 of 5% to 8% below the fourth quarter of 1996. The Company currently anticipates unit shipments of its Spring 1998 children's apparel (shipped during the months of January through April, 1998) to be up moderately in comparison with Spring 1997.
Current Company plans for the remainder of 1997 call for the opening of three new OshKosh B'Gosh retail stores. Preliminary 1998 Company plans call for the opening of eight to ten new OshKosh B'Gosh retail stores.

While the Company posted 34.6% comparable store sales increases for its retail stores in the third quarter of 1997, the rate of such increases slowed significantly during the month of September. Management currently anticipates significantly lower comparable store sales increases for the fourth quarter of 1997 and all of 1998.

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




OSHKOSH B'GOSH, INC.

Date:  10/21/97               /S/DOUGLAS W. HYDE
                              Chairman of the Board, President
                              Chief Executive Officer and
                              Director


Date:  10/21/97               /S/DAVID L. OMACHINSKI
                              Vice President-Finance,
                              Treasurer, Chief Financial
                              Officer and Director