Form 10-K
period 1997-12-31
OSHKOSH B GOSH INC
filed 1998-03-31
CIK 75042

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K

Mark One

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended DECEMBER 31, 1997
                               OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
    For the transition period from __________ to ___________

                   Commission File No. 0-13365

                      OshKosh B'Gosh, Inc.

A DELAWARE Corporation      IRS EMPLOYER IDENTIFICATION NO 39-0519915
                         112 Otter Avenue
                    Oshkosh, Wisconsin 54901
                Telephone number: (920) 231-8800

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

     Yes        X                                 No

[X] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 13, 1998, there were outstanding 8,702,429 shares of Class A Common Stock and 1,177,357 shares of Class B Common Stock, of which 8,317,695 shares and 687,696 shares, respectively, were held by non-affiliates of the registrant. Based upon the closing sales price as of March 13, 1998, the aggregate market value of the Class A Common Stock held by non-affiliates was $328,548,953. The Class B Common Stock is no longer listed or quoted on any established trading market, but it is convertible into Class A Common Stock on a share-for-share basis. Based on that conversion right, the value of Class B Common Stock held by non-affiliates was $27,163,992.

DOCUMENTS INCORPORATED BY REFERENCE

OshKosh B'Gosh, Inc. definitive Proxy Statement for its annual meeting to be held on May 1, 1998 (or such later date as the directors may determine), incorporated into Part III.



                              INDEX

PART I                                                        PAGE
Item 1.        Business                                         5
          (a)  General Development of Business                  5
          (b)  Financial Information About Industry Segments    6
          (c)  Narrative Description of Business                7
                 Products                                       7
                 Raw Materials, Manufacturing and Sourcing      8
                 Sales and Marketing                           10
                 International Licensing and Distribution      11
                 Trademarks                                    11
                 Seasonality                                   11
                 Working Capital                               12
                 Backlog                                       12
                 Competitive Conditions                        12
                 Environmental Matters                         13
                 Employees                                     13

Item 2.        Properties                                      14

Item 3.        Legal Proceedings                               15

Item 4.        Submission of Matters to a Vote of Security
               Holders                                         15

PART II
Item 5.        Market for the Registrant's Common Stock and
               Related Stockholder Matters                     15

Item 6.        Selected Financial Data                         16

Item 7.        Management's Discussion and Analysis of Results
               of Operations and Financial Conditions          17

Item 8.        Financial Statements and Supplemenatary         27

Item 9.        Disagreements on Accounting and Financial
               Disclosure                                      49

PART III
Item 10.  Directors and Executive Officers of the Registrant   49

Item 11.  Executive Compensation                               49


Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                       49

Item 13.  Certain Relationships and Related Transactions       49

PART IV
Item 14.  Exhibits, Financial Statement Schedule, and Reports
          on Form 8-K                                          49
PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

     OshKosh B'Gosh, Inc. (together with its subsidiaries, the "Company") was founded in 1895 and was incorporated in the state of Delaware in 1929. The Company designs, manufactures, sources and markets apparel for the children's wear, youth wear, and men's wear markets. The Company also offers a children's footwear collection. While its heritage is in the men's work wear market, the Company is currently best known for its line of high quality children's wear. It is the Company's vision to become the dominant global marketer of branded products for children ages newborn to ten through leverage of the existing brand franchise in OshKosh B'Gosh and Baby B'Gosh and utilization of the Company's core competencies to supply the market with all appropriate product for children where quality, durability, and fashion innovation are important. The Company is also pursuing niche opportunities in adult apparel, where the Company's century old heritage can provide meaningful differential advantage to address the needs of the marketplace.

     The children's wear and youth wear business represented approximately 95% of consolidated Company revenues for 1997. The success of the children's wear business can be attributed to the Company's core themes: quality, durability, style, trust and Americana. These themes have propelled the Company to the position of market leader in the branded children's wear industry. The Company strategically extends the product line and also leverages the economic value of the OshKosh B'Gosh name via both domestic and international licensing agreements.

     In addition to the Company's wholesale business, the Company also operates a chain of 119 domestic OshKosh B'Gosh branded stores, including 111 factory outlet stores and eight specialty stores. In 1994, the Company opened an OshKosh B'Gosh showcase store in New York City to feature a full line of OshKosh product in a signature environment designed to reinforce brand awareness among consumers. In the past two years, the Company opened seven first quality retail stores in regional mall locations. During 1997, the Company expanded its retail product line in its OshKosh B'Gosh branded stores by offering youth wear sizes for girls and boys under the trade names Genuine Girl (girls sizes 7-16) and Genuine Blues (boys sizes 8-16). Based on the sales performance of the Genuine Girl line in the OshKosh B'Gosh operated retail stores, the Company is expanding the distribution of this product line by including it as part of the product offering to wholesale customers beginning with the Spring 1998 season.

     During 1996, the Company completed a comprehensive strategic planning initiative. As part of this initiative and combined with management's commitment to more efficient utilization of working capital, the Company has taken steps to improve product marketability, streamline operations, reduce its capital base and cost structure and improve delivery performance. These actions included limiting distribution of its children's wear product by narrowing the distribution channels in which the Company's products are sold, discontinuing under-performing business units and closing certain domestic manufacturing facilities based on an on-going review of the Company's manufacturing capacity and alternative sourcing opportunities.

     In accordance with the strategic planning initiative, the Company discontinued the Genuine Kids brand which was used to market a line of children's and youth apparel through a chain of
Company owned Genuine Kids retail stores.   The wind-down of the
Genuine Kids store chain was completed in January 1997.   See
Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Conditions" and "Special Charges" in the Notes to the Consolidated Financial Statements, included in Item 8.

     The Company expanded into the European market in the early 1990's by establishing subsidiaries in France, Germany, and the United Kingdom. While the operation of these subsidiaries increased the distribution of the Company's product in the European marketplace, they were unprofitable, and were closed in 1996. The Company entered into a licensing arrangement for the European marketplace on January 1, 1997. The Company transferred the operation of its businesses in Europe to the licensee in conjunction with the license agreement. The Company also operates a foreign sales corporation to expand the distribution of the Company's product through exporting.

     The Company designs and arranges for the manufacture of substantially all of its apparel and footwear. Company designers develop fabrication, trim accessories, and detailed manufacturing specifications. The product is then manufactured according to detailed Company specifications and production schedules in Company-owned manufacturing facilities or at third party contractor locations worldwide. Product sourcing is based on manufacturing capacity, quality, and lead times, in addition to capabilities of specific manufacturing facilities.

     The Company leverages its name and brand equity into a wide variety of children's products including sleep wear, outerwear, socks, eye wear, educational toys, bedding, and other juvenile products. The Company regularly reviews the seasonal offerings of all related products both locally and internationally for consistency, brand image and quality. The Company earns royalties for use of its name on children's and men's wear products throughout the world, and from related accessories distributed in the United States and worldwide.


(b)  Financial Information About Industry Segments

     The Company is engaged in only one line of business, namely, the apparel industry.


(c)  Narrative Description of Business

Products

     The Company designs, manufactures, sources and markets a broad range of children's clothing as well as lines of youth wear, footwear and men's casual clothing under the OshKoshr, OshKosh B'Goshr, Baby B'Goshr, Genuine Girlr and Genuine Bluesr labels. The products are distributed primarily through better quality department and specialty stores, 119 Company owned domestic stores, and foreign retailers. The children's wear and youth wear business, which is the largest segment of the business, accounted for approximately 95% of 1997 sales compared to approximately 93% of such sales in 1996 and 92% in 1995.

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

     The Company's children's wear and youth wear business includes a broad range of product categories, which are offered in two main groups: Fashion and Classics. The Fashion group is organized primarily in a collection format of seasonal themes, developed by an in-house product development staff. The products in a collection share a primary design theme which is carried out through fabric design and the distinctive use of colors, screenprint, embroidery, and trim applications. These collections are presented as three to five small groups within each merchandising season.

     The Company also offers a Classics product line, consisting primarily of staple denim products with multiple wash treatments. The Classics product offerings for each season will typically consist of a variety of clothing items including bib overalls, pants, jeans, shorts and shortalls (overalls with short pant legs), shirts, blouses and knit tops, skirts, jumpers, sweaters, dresses, playwear and fleece. This product line is developed to be relatively seasonless, with signature OshKosh B'Gosh classic styling. These styles are available to retail customers for replenishment throughout the year. Some Classics items are also designed to serve as a foundation for the Fashion group, with seasonal colors and styles to complement the Company's Fashion product offering.

     The men's wear line is the original business that started the Company in 1895. The original line focused primarily on work wear products. During 1997, the Company repositioned the men's wear product line to better align it with the attributes and distribution channels of the children's wear line. This approach also closely mirrors the men's wear product lines offered by the Company's licensees in Europe and Japan, where the focus of the line is casual or sportswear. By transitioning out of the traditional work wear channels, refining the product offering and upgrading packaging, the Company's goal is to maintain and promote the heritage of OshKosh B'Gosh men's wear, while positioning it for future profitable growth.

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

     In selecting fabric and prints for its products, the Company seeks, where possible, to obtain exclusive rights to the fabric design from its suppliers in order to provide the Company, for a limited period of time, with some protection from imitation by competitors.

Raw Materials, Manufacturing, and Sourcing

     All raw materials used in the manufacture of Company products are purchased from unaffiliated suppliers. The Company purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric related to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. In 1997, approximately 74% of the Company's direct expenditures for raw materials (fabric) were from its five largest suppliers, with the largest such supplier accounting for approximately 34% of total raw material expenditures. Fabric and various non-fabric items, such as thread, zippers, rivets, buckles and snaps, are purchased from a variety of domestic and foreign sources, based on quality, pricing, and availability.
The fabric and accessory market in which OshKosh B'Gosh purchases its raw materials is composed of a substantial number of suppliers with similar products and capabilities, and is characterized by a high degree of competition. As is customary in its industry, the Company has no long-term contracts with its suppliers. To date, the Company has experienced little difficulty in satisfying its requirements for raw materials, considers its sources of supply to be adequate, and believes that it would be able to obtain sufficient raw materials should any one of its product suppliers become unavailable.

     Product development and administration are primarily coordinated from the Company's headquarters facility in Oshkosh, WI or its regional office in New York City. The majority of the product engineering and sample making, allocation of production among plants and independent contractors, material purchases and invoice payments is done through the Company's Oshkosh headquarters. Substantially all designs and specifications utilized by independent manufacturers are provided by the Company.

     Approximately 47% of the Company's product line (excluding footwear) is produced at Company-owned facilities, with the remainder produced by numerous third party contractors throughout the world, in accordance with the Company's specifications. Most domestic production takes place in the Company's four Tennessee and two Kentucky plants. The Company also leases a sewing plant in Honduras, where cut apparel pieces are received from the United States and are reimported by OshKosh B'Gosh as finished goods under Section 9802 (previously Section 807). In 1997, as part of the Company's review of manufacturing capacity and utilization, the Company completed the closure of certain domestic manufacturing facilities and continued to expand its use of offshore manufacturing capabilities. These actions were part of the Company's on-going effort to improve its product cost structure. The Company has established guidelines for each of its third party manufacturers in order to monitor product quality, labor practices and financial viability. It also employs agents, based in regional locations abroad, to monitor compliance with design specifications and quality standards. The Company believes that its overall global manufacturing strategy gives the Company maximum flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.

     While no long-term, formal arrangements exist with its third-party manufacturers, the Company considers these relationships to be satisfactory. The Company believes it could, over a period of time, obtain adequate alternative production capacity if any of its independent manufacturers become unavailable. As part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia. If the current financial and related difficulties were to adversely impact the Company's contractors in Asia, it could disrupt the supply of products contracted for by the Company. A sustained disruption of such sources of supply could, particularly on a short-term basis, have an adverse impact on the Company's operations.

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

Sales and Marketing

     In order to meet the diverse needs of its broad customer base, the Company uses a wide variety of distribution channels to market its products. Wholesale distribution is made primarily through better quality department and specialty stores, although sales are also made through direct mail catalog companies, foreign retailers and other outlets. In 1997, the Company's products were sold to approximately 2,400 wholesale customers (approximately 9,900 stores) throughout the United States, and a sizable number of international accounts.

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

     In addition to its wholesale activities, OshKosh B'Gosh products are also sold through 119 Company-owned domestic retail stores, operating under two formats: factory outlet stores and
mall-based specialty stores.   The Company operates 111 domestic
factory outlet stores, which carry a large selection of first quality Company branded apparel at a discount to conventional retail prices. The factory outlet stores also provide a means of distributing excess and out-of-season product, reducing the amount of such product sold to discounters at excessively low
prices.   In addition, the Company operates seven regional mall-
based stores and one showcase store. These full price, full service stores feature a full line of OshKosh B'Gosh product in a signature environment designed to convey the total OshKosh image and build brand recognition among customers. The stores are also used to test new styles and merchandising strategies.

     The Company's broad distribution base insulates the Company from reliance on any one customer. The Company's largest wholesale customer accounted for 11% of the Company's 1997 sales, while the Company's largest ten and largest 100 customers accounted for approximately 41% and 56% of 1997 sales, respectively.

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

International Licensing and Distribution

     The Company's products are distributed worldwide through approximately 40 licensees and distributors in over 80 countries. Licensing and distribution agreements allow the Company to develop international markets without the need to maintain a capital commitment in localized warehousing, offices, personnel and inventory.

     The Company provides design assistance to its licensees to insure products are appropriate to each foreign market and consistent with the Company's brand image. The licensees and distributors either purchase fabric or finished product directly from the Company, manufacture their own product, or contract the production of the product from third-party manufacturers. Each licensee and distributor is responsible for the marketing and distribution of specific product categories within defined regions specified in the licensing or distribution agreement. Distribution must be through marketing channels consistent with the Company's domestic operations and as approved by the Company. The Company also provides advertising guidelines and support in the development of localized marketing programs.

Trademarks

     The Company utilizes the OshKoshr, OshKosh B'Goshr, Baby B'Goshr, Genuine Girlr or Genuine Bluesr trademarks on most of its products. Other significant trademarks include a white triangular patch on the back of bib garments and the Genuine Articler. The Company currently has approximately 40 trademark registrations and 6 pending trademark applications in the United States and has trademark registrations in 94 countries outside the U.S. These trademarks and universal awareness of the OshKosh B'Gosh name are significant in marketing the products.
Therefore, it is the Company's policy to vigorously defend its trademarks against infringement under the laws of the U.S. and other countries. The Company is not aware of any material infringing uses.

Seasonality

     Products are designed and marketed primarily for three principal selling seasons:

                           PRIMARY
RETAIL SALES SEASON        BOOKING PERIOD         SHIPPING PERIOD
Spring/Summer             August-September        January-April
Fall/Back-to-School       January-February        May-August
Winter/Holiday            April-May               September-December

     The Company's business is increasingly seasonal, with highest sales and income in the third quarter which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest because of both relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 1998 quarterly sales and income.

Working Capital

     Working capital needs are affected primarily by inventory levels, outstanding accounts receivable and trade payables. The Company maintains a credit agreement with a number of banks which provides a $60 million revolving credit facility and a $40 million revocable demand line of credit for cash borrowings, issuance of commercial paper and letters of credit. The agreement expires in June, 2000. There were no outstanding borrowings against these credit arrangements at December 31, 1997. Letters of credit of approximately $28 million were outstanding at December 31, 1997.

     Inventory levels are affected by order backlog and anticipated sales. Accounts receivable are affected by payment terms offered. It is general practice in the apparel industry to offer payment terms of ten to sixty days from date of shipment.
The Company offers net 30 days terms only.

     The Company believes that its working capital requirements and financing resources are comparable with those of other major, financially sound apparel companies.

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

     The Company's share of the overall children's wear market is quite small. This is due to the diverse structure of the market where there is no truly dominant producer of children's garments across all size ranges and garment types. The Company believes that in its primary channel of distribution, department and specialty stores, it holds the largest share of the branded children's wear market.

Environmental Matters

     The Company's compliance with Federal, State, and local environmental laws and regulations had no material effect upon its capital expenditures, earnings, or competitive position. The Company does not anticipate any material capital expenditures for environmental control in either the current or succeeding fiscal years.

Employees

     At December 31, 1997, the Company employed approximately
4,000 persons. Approximately 22% of the Company's personnel are covered by collective bargaining agreements with the United
Garment Workers of America.

ITEM 2.  PROPERTIES

                         Approximate
                         Floor Area in
Location                 Square Feet         Principal Use
Albany, KY                 20,000            Manufacturing
Byrdstown, TN              32,000            Manufacturing
Celina, TN                 38,250            Vacant
Celina, TN                 90,000            Laundering/Pressing
Dallas, TX (1)              1,995            Sales Offices/Showroom
Gainesboro, TN             61,000            Manufacturing
Jamestown, TN              43,000            Manufacturing
Liberty, KY               218,000            Manufacturing/Warehousing
Liberty, KY (2)            32,000            Sub-leased to Outside Party
New York City, NY (3)      18,255            Sales Offices/Showroom
Oshkosh, WI                99,000            Exec. & Operating Offices
Oshkosh, WI                88,000            Leased to Outside Party
Oshkosh, WI               128,000            Distribution/Warehousing
Red Boiling Springs, TN    41,000            Leased to Outside Party
White House, TN           284,000            Distribution/Warehousing

All properties are owned by the Registrant with the exception of:

(1) Lease expiration date--1998, (2) Lease expiration date--1999,
(3) Lease expiration date--2007.

     The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and adequate for current production. The Company determined that it no longer required the manufacturing capacity of its plants in Celina TN, Columbia KY, Oshkosh WI and Red Boiling Springs TN. These facilities were closed in 1996 or early 1997. In 1996, the carrying value of these facilities was written down to their net realizable value. In 1997, the Columbia, KY facility and a portion of the Celina, TN facility were sold to outside parties.

     During 1996, the Company experienced increasing difficulties in selling its idle manufacturing facilities and equipment, necessitating that the Company reevaluate the fair market value of its remaining manufacturing property and equipment. The Company recorded significant special charges during the fourth quarter of 1996 related to the impairment of assets. All impacted manufacturing assets being used in production have been written down to management's estimate of fair value. See Item 7, " Management's Discussion and Analysis of Results of Operations and Financial Conditions" and "Special Charges" in the Notes to the Consolidated Financial Statements included in Item 8.

     Substantially all of the Company's retail stores occupy leased premises, with lease terms generally in the range of 5 - 7 years. During 1996, the Company reached agreements concerning the termination of substantially all Genuine Kids retail store leases. Costs incurred to settle the remaining lease obligations were included in the special charges recorded by the Company in 1996. For further information regarding the terms of the leases and rental payments thereunder, refer to "Leases" in the Notes to the Consolidated Financial Statements included in Item 8 of this filing.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are not parties to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

                   Quarterly Common Stock Data


                               1997                       1996
                                      Dividends                  Dividends
                       High     Low   per share    High    Low   per share
Class A Common Stock
1st                   $17-1/8 $13-3/4 $ 0.07      $17-1/2 $14-1/8 $0.07
2nd                    21-3/4  15-1/2   0.07       18-1/4  14-1/8  0.07
3rd                    28-1/8  21-1/8   0.07       18-1/4  15-1/2  0.07
4th                    35-9/16 26-3/4   0.07       17      14      0.07

Class B Common Stock
1st                   $19-1/2 $19-1/8  $0.06      $19-1/2 $18-1/2 $0.06
2nd                    19-1/8  19-1/8   0.06       19-3/8  18-3/4  0.06
3rd                      ---     ---    0.06       19-1/4  18-3/4  0.06
4th                      ---     ---    0.06       19      18-7/8  0.06

The Company's Class A common stock trades on the Over-The-Counter market and is quoted on NASDAQ under the symbol GOSHA. The table reflects the "last" price quotation on the NASDAQ National Market System and does not reflect mark-ups, mark-downs, or commissions and may not represent actual transactions. Prior to June 30, 1997, the Company's Class B common stock traded on the Over-The-Counter market and was quoted on NASDAQ under the symbol GOSHB.

As of February 10, 1998, there were 1,322 Class A common stock shareholders of record and 157 Class B common stock shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA


                      Financial Highlights
        (Dollars in thousands, except per share amounts)


                                 Year ended December 31,
                         1997     1996      1995      1994     1993
Financial results
 Net sales            $395,196  $444,766 $432,266  $363,363 $340,186
 Net income             22,558     1,119   10,947     7,039    4,523
 Return on sales          5.7%      0.3%     2.5%      1.9%     1.3%
Financial condition
 Working capital      $ 82,762  $104,641 $ 95,414  $101,946 $111,794
 Total assets          174,788  196,033   208,579   217,211  229,131
 Shareholders' equity  113,157  138,077   150,078   158,814  171,998
Data per common share
 Net income
  Basic               $   2.05  $   .09  $    .85  $    .50 $    .31
  Diluted                 2.03      .09       .85       .50      .31
 Cash dividends
 declared
  Class A                  .28      .28       .28       .3775    .5125
  Class B                  .24      .24       .24       .33      .45
 Shareholders' equity    11.48    11.72     12.05     11.76    11.79

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                           As a Percentage of Net Sales
                                                for the Years Ended
                                                    December 31,
                                                 1997   1996  1995

Net sales                                       100.0% 100.0% 100.0%
Cost of products sold                            63.5%  67.6%  68.2%
Gross profit                                     36.5%  32.4%  31.8%
Selling, general and administrative expenses     29.2%  27.4%  27.9%
Special charges                                    --    7.4%   0.6%
Royalty income, net                              (2.0%) (1.4%) (1.3%)
Operating income (loss)                           9.3%  (1.0%)  4.6%
Other income--net                                 0.3%   0.1%   0.1%
Income (loss) before income taxes                 9.6%  (0.9%)  4.7%
Income taxes (benefit)                            3.9%  (1.2%)  2.2%
Net income                                        5.7%   0.3%   2.5%

1997 Compared to 1996

Net Sales

Net sales in 1997 were $395.2 million, a $49.6 million (11.2%) decrease as compared to 1996 net sales of $444.8 million. A summary of the Company's net sales for the years ended December
31, 1997 and 1996 follows:

                                   Net Sales
                                 (in millions)
                        Domestic
                  Wholesale  Retail  International  Other    Total


1997               $214.1    $173.9    $    7.2       --    $395.2
1996                257.1     160.5        24.5       2.7    444.8
Increase decrease)  (43.0)     13.4       (17.3)     (2.7)   (49.6)

Percent increase
(decrease)          (16.7%)     8.3%      (70.6%)     --     (11.2%)

The Company's 1997 domestic wholesale unit shipments were down approximately 19.2% from 1996. This decrease in unit shipments for 1997 resulted primarily from a combination of the Company's strategic decision to reduce distribution and a significant reduction in unit shipments of close-out merchandise. Shipments of first quality garments during 1997 were down approximately 14.7% as compared to 1996.

The Company's retail sales for the years ended December 31, 1997 and 1996 are summarized as follows:
                              Retail Net Sales Summary
                                   (in millions)

                        OshKosh     Genuine Kids     Total
                        Stores         Stores

1997                  $ 173.9       $    --        $  173.9
1996                    126.6           33.9          160.5
Increase (decrease)      47.3          (33.9)          13.4

Percent increase         37.4%           --             8.3%
Comparable store
sales increase           24.5%           --

The Company's 1997 increased retail sales at its OshKosh B'Gosh stores resulted from both the conversion and combination of a total of 22 Genuine Kids stores in early January 1997, as well as comparable store sales gains. The 24.5% comparable store sales gain reported in 1997 reflected both an increase in sales of OshKosh B'Gosh branded products, along with the introduction of an expanded retail product line to include bigger sizes under the labels Genuine Girl (girls sizes 7-16) and Genuine Blues (boys sizes 8-16). Net sales of Genuine labeled products were approximately $22.1 million during 1997, representing approximately 12.7% of total Company retail sales at Company operated stores.

During 1997, the Company opened 10 OshKosh B'Gosh stores, converted 15 Genuine Kids stores to OshKosh stores, combined 7 Genuine Kids stores into an existing OshKosh store (the Genuine Kids store was immediately adjacent to the OshKosh store), closed 6 OshKosh stores and closed the remaining 36 Genuine Kids stores (all Genuine Kids stores were closed in early January). At December 31, 1997, the Company operated 119 domestic OshKosh retail stores, including 111 outlet stores and 8 showcase stores.

Gross Profit

The Company's gross profit margin as a percent of net sales increased to 36.5% in 1997 compared with 32.4% in 1996. This gross profit margin improvement was due to continued implementation and execution of the Company's sourcing strategy, improved operating efficiencies at the Company's five remaining domestic sewing facilities, a substantial reduction in the sale of close-out merchandise during 1997, and the impact of the Company's increased retail sales at higher gross margins as compared to the wholesale business. During 1997, approximately 47% of units sourced were in the Company's domestic facilities as compared to 65% in 1996.

Selling, General & Administrative Expenses (S,G&A)

The Company's S,G&A expenses for 1997 of $115.4 million were $6.7 million less than 1996 S,G&A expenses of $122.1 million (excluding special charges). This decrease was directly attributable to the discontinuance of the Company's direct operations in Europe, elimination of the Genuine Kids retail store chain, and decreased volume in the Company's wholesale business. As a percent of net sales, S,G&A expenses were 29.2% in 1997 as compared to 27.4% in 1996 (excluding special charges). The primary reasons for the increased S,G&A expenses as a percent of net sales were the decrease in 1997 net sales without a proportionate decrease in the fixed element of the Company's S,G&A cost structure, combined with the impact of the Company's increased retail volume and related higher S,G&A costs as compared to the wholesale business.

Special Charges

During 1996, the Company recorded special charges related to the discontinuance of the Genuine Kids retail store chain and European subsidiaries, the closing of three domestic sewing facilities, and the write-down of the Company's remaining manufacturing facilities and related assets to management's estimate of fair value. During 1997, the Company continued to execute its plan to eliminate underperforming elements of the Company's business and to adjust its domestic manufacturing capacity to improve manufacturing efficiency. The Company has completed substantially all strategic changes related to the special charges, and is not currently anticipating any increase in the amount of special charges recorded during 1996.

In total, cash outlays of approximately $7.2 million related to these 1996 special charges were more than offset by the cash generated from the corresponding income tax benefit and asset sales. No additional material cash outlays are anticipated related to the 1996 special charges.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. The Company's net royalty income was $7.9 million in 1997, a $1.8 million increase over 1996 net royalty income of $6.1 million. Royalty income from domestic licensees was approximately $2.6 million in 1997 as compared to $2.8 million in 1996. Royalty income from foreign licensees was approximately $5.3 million in 1997 as compared to $3.3 million in 1996. The Company's 1997 increase in royalty income related to foreign licensees was due primarily to the Company's conversion of its European business to a licensee, along with growth in other foreign markets.

Operating Income

The Company's 1997 operating income of $36.9 million compares to a 1996 operating loss of $4.6 million. Excluding the impact of the special charges recorded in 1996, the Company's operating income was $28.3 million in 1996.

Other Income--Net

The Company's 1997 interest expense decreased to $0.3 million as compared to $1.1 million in 1996. Interest income increased to $1.8 million in 1997 as compared to $1.3 million in 1996. The decrease in interest expense and increase in interest income both relate to the significantly higher level of cash and short-term investments carried by the Company throughout the first ten months of 1997 as compared to 1996.

Income Taxes

The Company's 1997 effective tax rate was approximately 41%. For 1996, the Company recorded a $5.2 million income tax benefit, which included an approximate $4.5 million income tax benefit resulting from the recognition of previously unrecorded U.S. tax benefits related to the discontinuance of the Company's European subsidiaries. The remaining 1996 tax benefit related to the Company's net loss from operations.

Net Income

Net income for the year ended December 31, 1997 of $22.6 million was a $21.5 million increase over net income for the year ended December 31, 1996 of $1.1 million. Excluding the special charges recorded by the Company in 1996, the Company's 1997 net income increase was $6.3 million (38.7%) over 1996. 1997 diluted earnings per share of $2.03 compares to $.09 per share in 1996.

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

The Company experienced a 29.8% increase in retail sales at its OshKosh B'Gosh branded stores in 1996 over 1995 amounts due to a combination of new store openings, conversion of and combination with certain Genuine Kids stores into OshKosh stores, as well as a 13.1% increase in comparable store sales.

During 1996, the Company opened 15 OshKosh B'Gosh stores, converted 4 Genuine Kids stores to OshKosh stores, combined 1 Genuine Kids store into an OshKosh store (the Genuine Kids store was immediately adjacent to the OshKosh store), and closed 29 Genuine Kids stores. At December 31, 1996, the Company operated 100 domestic OshKosh retail stores, including 95 outlet stores and 5 showcase stores. At December 31, 1996, the Company was also operating 58 Genuine Kids stores.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses (excluding special charges) for 1996 increased $1.5 million over 1995. As a percent of net sales, these costs decreased to 27.4% as compared to 27.9% in 1995 due to increased sales. The increase in selling, general and administrative expenses in dollars relates primarily to continued expansion of the Company's retail operations, offset in part by the discontinuance of the Company's catalog business in late 1995.

Special Charges

During the second quarter of 1996, the Company recorded pre-tax special charges of $20.9 million which, net of income tax benefits, reduced net income by $8 million ($.65 per share). The special charges related to the discontinuance of the Company's Genuine Kids retail store chain, the wind-down of the Company's European subsidiaries and transfer of the European business to a licensee, and the closing of the Red Boiling Springs and Celina, Tennessee sewing facilities. These actions eliminated the under performing Genuine Kids and European components of the Company's business. The plant closings are a part of the Company's on-going review of its manufacturing capacity, operational effectiveness, and alternative sourcing opportunities.

During the second half of 1996, the Company began to execute its plan to discontinue the Company's Genuine Kids retail store chain, wind-down the Company's European subsidiaries and transfer the European business to a licensee, and close its manufacturing facilities in Red Boiling Springs and Celina, Tennessee. Severance and related benefits for approximately 1,100 affected employees total approximately $3.9 million.

The second quarter 1996 special charges included approximately $6.9 million related to other exit costs, including estimated lease settlements and anticipated costs to dispose of certain operating assets as part of the exit plan, and $2.0 million related to anticipated losses on inventory disposals. The second quarter 1996 special charges also included approximately $8.1 million related to impaired assets, recognized in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Company's decision to implement the aforementioned changes resulted in unamortized retail leasehold improvements and excess manufacturing space in Tennessee. All assets held for sale but not disposed of were written down to management's estimate of fair value as part of the special charges.

The wind-down of the European entities permitted the recognition of certain U.S. tax deductions previously unrecognized, resulting in an approximate $4.5 million income tax benefit. This income tax benefit, along with the $8.4 million income tax credit resulting from the special charges, reduced the net impact on Company earnings by $12.9 million.

During the second half of 1996, the Company experienced increasing difficulties in selling its idle manufacturing facilities and equipment. In addition, in October 1996 a long-standing customer contract for apparel finishing services was not renewed, creating significant excess capacity in the Company's garment finishing facility. These events along with related adverse changes in the economic environment affecting U.S. apparel manufacturers necessitated that the Company reevaluate the fair market value of its remaining manufacturing property and equipment in the fourth quarter of 1996.

As a result of this analysis, and a decision to close the Company's Columbia, Kentucky sewing facility, the Company recorded pre-tax special charges of $12 million in the fourth quarter which, net of income tax benefits, reduced net income by $7.2 million ($.58 per share). The special charge included asset impairments of approximately $9.5 million and severance and related benefits for approximately 500 manufacturing employees totaling approximately $2.5 million. All impacted manufacturing assets being used in production were written down to management's estimate of fair value as part of this special charge.

During the third quarter of 1995, the Company recorded a pre-tax charge for plant closings of $2.7 million. This plant closing charge (net of income tax benefit) reduced net income by $1.6 million ($.13 per share) in 1995. The $2.7 million pre-tax charge for plant closings included approximately $1.9 million of severance and related costs pertaining to work force reductions as well as $0.8 million for facility closings and the write-down of related assets.

These plant closings were completed in early 1996, with no material changes in cost to fully effect these actions. The
Company's cash expenditures (net of income tax benefit) to carry out these plant closings were approximately $1 million.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. The Company's net royalty income was $6.1 million in 1996, a $0.4 million increase over 1995 net royalty income of $5.7 million. Royalty income from domestic licensees was approximately $2.8 million in both 1996 and 1995. Royalty income from foreign licensees was approximately $3.3 million in 1996 as compared to $2.9 million in 1995.

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

Seasonality of Business

The Company's business is increasingly seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest both because of relatively low domestic wholesale unit shipments and relatively modest retail outlet store sales during this period. The Company anticipates this seasonality trend to continue to impact 1998 quarterly sales and income.

Change in Fiscal Year

Effective January 1, 1998, the Company has changed its fiscal year to a 52/53 week period ending on the Saturday closest to December 31. Accordingly, for 1998 the quarter end dates will be April 4, July 4, October 3 and January 2, 1999. The Company does not currently anticipate that this change will have any material impact on the comparability of its quarterly and full year earnings in 1998 as compared to 1997.

Year 2000 Considerations

The Company is undertaking actions to determine that its computer related systems are capable of processing periods for the year 2000 and beyond. The Company has assessed and continues to assess the impact of Year 2000 considerations on its operations. To date, the Company has determined that costs related to programming and related changes will not have a material impact on its ongoing results of operations. The Company is also in the process of assessing the impact of its vendors' and customers' compliance to Year 2000 issues and the potential impact on the Company's ongoing results of operation.

Financial Position, Capital Resources and Liquidity

The Company's financial position remains strong, as demonstrated by its balance sheet. The Company had no outstanding long-term debt at December 31, 1997 or 1996. At December 31, 1997, the Company's cash, cash equivalents and short-term investments were $22.5 million, compared to $41.2 million at the end of 1996. This reduction is attributable to the Company's stock repurchases, offset in part by cash generated from operations combined with modest capital expenditures and proceeds from the disposal of assets. Net working capital at the end of 1997 was $82.8 million compared to $104.6 million at December 31, 1996, and $95.4 million at 1995 year end. Cash provided by operations amounted to approximately $35.9 million in 1997, compared to $55.6 million in 1996 and $19.5 million in 1995.

Accounts receivable at December 31, 1997 were $23.3 million compared to $20.5 million at December 31, 1996. This increase is primarily attributable to increased wholesale shipments in December 1997 as compared to December 1996. Inventories at December 31, 1997 were $68.2 million, compared to $66.8 million at the end of 1996. Management believes that year end 1997 inventory levels are generally appropriate for anticipated 1998 business activities. Capital expenditures were $6.6 million in 1997, compared with $7.3 million in 1996 and $9.7 million in 1995.

In August, 1997 the Company purchased approximately 1,657,000 shares of its Class A common stock and approximately 42,000 shares of its Class B common stock under the terms of its Dutch auction tender offer for approximately $37.7 million. Under the terms of the Dutch auction tender offer, all shares were purchased at $22 per share.

On August 25, 1997, the Company's Board of Directors authorized an additional 500,000 share repurchase program of the Company's Class A common stock. Through December 31, 1997, the Company repurchased 141,500 shares of its Class A common stock under this program for approximately $4.6 million.

The Company has a credit agreement with participating banks.
This arrangement provides a $60 million revolving credit facility and a $40 million revocable demand line of credit for cash borrowings, issuance of commercial paper and letters of credit. The agreement expires in June, 2000. The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures, remaining special charges, and business development needs.

Dividends on the Company's Class A and Class B common stock totaled $.28 per share and $.24 per share, respectively, in 1997 and 1996.

Inflation

The effects of inflation on the Company's operating results and financial condition were not significant.

Outlook

The information contained in this outlook section is based on current assumptions and expectations. This information is forward-looking and as such, is subject to certain risks and uncertainties. Actual results may differ materially.

The Company's 1996 comprehensive strategic planning initiative identified, among other things, that the Company's children's wear products had become widely distributed in the United States. Management then reached a strategic decision to shrink distribution over a two year period and continues to complete the process of reducing its distribution. As a result, the Company anticipates a slight reduction in its wholesale business for the first quarter of 1998. Preliminary order bookings for the Company's fall back-to-school season indicate that the Company's wholesale unit shipments for the third quarter of 1998 are estimated to be up approximately 4% over the third quarter of 1997. Actual unit shipments during these periods are contingent on a number of factors, including the Company's ability to manufacture or source products in a time frame which permits on-time shipments, the financial strength of the retail industry, the level of consumer spending for apparel, particularly in the children's wear segment, as well as overall consumer acceptance of the Company's product styling.

Current Company plans for 1998 call for the addition of approximately 8 new OshKosh B'Gosh retail stores. For 1998, the Company currently anticipates comparable store sales gains in the middle single digit range.

The Company's gross profit margin is impacted by a number of factors, including product mix, the competitive pricing environment within the children's wear segment of the apparel industry, unit volume of products "closed out" at significantly reduced prices, and the Company's ability to successfully move labor intensive segments of the manufacturing process offshore. The Company currently anticipates continued modest improvement in its gross profit margin during 1998 as compared to 1997.

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. The Company currently anticipates an increase in its net royalty income from licensees of approximately 15%.

The Company currently expects its effective tax rate to be approximately 40% for 1998. This estimate is based on current tax law and is subject to change.

Capital expenditures for 1998 are currently budgeted at approximately $13.0 million, including an approximate $8.0 million related to an upgrade of the Company's distribution systems and White House, Tennessee distribution facilities. Depreciation and amortization expense is currently estimated to be approximately $9.0 million.

The Company's future results of operations and the other forward-looking statements contained in this outlook section involve a number of risks and uncertainties. In addition to the factors discussed above, other factors could cause actual results to differ materially. Such factors include, but are not limited to, business conditions and the general economy, competitive factors, risk of non-payment of accounts receivable, failure of Company suppliers to timely deliver needed raw materials, as well as risks associated with foreign operations. In addition, the inability to ship Company products within agreed time frames due to unanticipated manufacturing delays or the failure of Company contractors to deliver products within scheduled time frames, are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia. If the current financial and related difficulties were to adversely impact the Company's contractors in the Asia region, it could disrupt the supply of products contracted for by the Company.

The forward-looking statements included herein are only made as of the date of this report. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     Page
Financial Statements:
Report of Independent Auditors                                        28
Consolidated Balance Sheets - December 31, 1997 and 1996              29
Consolidated Statements of Income - years ended December 31,
     1997, 1996 and 1995                                              30
Consolidated Statements of Changes in Shareholders' Equity -
     years ended December 31, 1997, 1996 and 1995                     31
Consolidated Statements of Cash Flows - years ended December 31,
     1997, 1996 and 1995                                              32
Notes to Consolidated Financial Statements                            33


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
OshKosh B'Gosh, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of OshKosh B'Gosh, Inc. and Subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overal financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                              ERNST & YOUNG LLP

Milwaukee, Wisconsin
January 30, 1998


              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                 Consolidated Balance Sheets
 (Dollars in thousands, except share and per share amounts)


                                                     December 31,
                                                   1997       1996
ASSETS
Current assets
  Cash and cash equivalents                      $ 13,779   $ 31,201
  Short-term investments                            8,700     10,040
  Accounts receivable, less allowances of
   $4,225 in 1997 and $5,474 in 1996               23,278     20,504
  Inventories                                      68,226     66,799
  Prepaid expenses and other current assets         1,265      1,890
  Deferred income taxes                            15,800     18,500
Total current assets                              131,048    148,934
Property, plant and equipment, net                 32,955     41,782
Deferred income taxes                               5,500      3,400
Other assets                                        5,285      1,917

Total assets                                     $174,788   $196,033

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                               $ 10,273   $  5,408
  Accrued liabilities                              38,013     38,885
Total current liabilities                          48,286     44,293
Employee benefit plan liabilities                  13,345     13,663
Commitments                                           --         --
Shareholders' equity
 Preferred stock, par value $.01 per share:
    Authorized -- 1,000,000 shares;
    Issued and outstanding -- None                    --         --
 Common stock, par value $.01 per share:
    Class A, authorized -- 30,000,000 shares;
     Issued and outstanding -- 8,672,903 shares
      in 1997, 10,525,571 shares in 1996               87        105
    Class B, authorized -- 3,750,000 shares;
     Issued and outstanding -- 1,182,282 shares
      in 1997, 1,260,704 shares in 1996                12         13
  Retained earnings                               113,058    137,349
  Cumulative foreign currency
  ranslation adjustments                              --         610
Total shareholders' equity                        113,157    138,077

Total liabilities and shareholders' equity       $174,788   $196,033

See notes to consolidated financial statements.

            OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

              Consolidated Statements of Income
      (Dollars in thousands, except per share amounts)

                                        Year ended December 31,
                                       1997      1996       1995

Net sales                            $395,196  $444,766   $432,266
Cost of products sold                 250,815   300,495    294,770
Gross profit                          144,381   144,271    137,496
Selling, general and administrative
 expenses                             115,439   122,055    120,589
Special charges and plant closings         --    32,900      2,700
Royalty income, net                    (7,945)   (6,100)    (5,737)

Operating income (loss)                36,887    (4,584)    19,944

Other income (expense):
  Interest expense                       (305)   (1,088)    (1,772)
  Interest income                       1,797     1,326      1,383
  Miscellaneous                          (192)      249        633

Other income - net                      1,300       487        244

Income (loss) before income taxes      38,187    (4,097)    20,188

Income taxes (benefit)                 15,629    (5,216)     9,241

Net income                           $ 22,558   $ 1,119   $ 10,947

Net income per common share
  Basic                              $   2.05   $   .09   $    .85
  Diluted                                2.03       .09        .85

See notes to consolidated financial statements.

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

   Consolidated Statements of Changes in Shareholders' Equity
   (Dollars and shares in thousands, except per share amounts)

                                                                                  Cumulative
                                                                                   Foreign
                                        Common Stock        Additional             Currency
                                 Class A         Class B      Paid-In   Retained  Translation
                              Shares  Amount  Shares  Amount  Capital   Earnings  Adjustments
Balance-December 31,  1994     12,234   $122   1,268     $13    $   --   $158,933    $(254)

  Net income                       --     --      --      --        --     10,947       --
  Dividends
    - Class A ($.28 per share)     --     --      --      --        --     (3,260)      --        )
    - Class B ($.24 per share)     --     --      --      --        --       (304)      --
  Foreign currency translation
   adjustments                     --     --      --      --        --         --      487
  Conversions of common shares      2     --      (2)     --        --         --       --
  Repurchase of common shares,
    net                        (1,046)   (10)     --      --        --    (16,596)      --

Balance-December 31, 1995      11,190    112   1,266      13        --    149,720      233

  Net income                       --     --      --      --        --      1,119       --
  Dividends
    - Class A ($.28 per share)     --     --      --      --        --     (3,091)      --
    - Class B ($.24 per share)     --     --      --      --        --       (303)      --
  Foreign currency translation
   adjustments                     --     --      --      --        --         --      377
  Conversions of common shares      5     --      (5)     --        --         --       --
  Stock options exercised           3     --      --      --        45         --       --
  Repurchase of common shares,
    net                          (673)    (7)     --      --       (45)   (10,096)      --

Balance-December 31, 1996      10,525    105   1,261      13        --    137,349      610

  Net income                       --     --      --      --        --     22,558       --
  Dividends
    - Class A ($.28 per share)     --     --      --      --        --     (2,698)      --
    - Class B ($.24 per share)     --     --      --      --        --       (293)      --
  Foreign currency translation
   adjustments                     --     --      --      --        --         --     (610)
  Conversions of common shares     37     --     (37)     --        --         --       --
  Stock options exercised           9     --      --      --       126         --       --
  Repurchase of common shares  (1,898)   (18)    (42)     (1)     (126)   (43,858)      --

Balance-December 31, 1997      $8,673  $  87   $1,182    $12     $--     $113,058    $  --

See notes to consolidated financial statements



              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
                     (Dollars in thousands)

                                      Year Ended December 31,
                                      1997      1996       1995
Cash flows from operating activities
  Net income                        $ 22,558  $ 1,119   $ 10,947
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                     12,301   10,998     10,591
     Amortization                        707      712        765
     Loss on disposal of assets          275      242         79
     Provision for deferred
      income taxes                       600  (13,200)       (59)
     Benefit plan expense, net of
      contributions                     (318)   1,827     (1,331)
     Special charges and plant
      closings                            --   32,900      2,700
     Changes in operating assets
      and liabilities:
        Accounts receivable           (2,774)   4,187       (834)
        Inventories                   (1,427)  28,944     (1,827)
        Prepaid expenses and other
         current assets                  625    1,237       (617)
        Accounts payable               4,865   (8,502)     4,474
        Accrued liabilities           (1,482)  (4,847)    (5,416)
Net cash provided by operating
 activities                           35,930   55,617     19,472

Cash flows from investing activities
  Additions to property, plant
   and equipment                      (6,602)  (7,274)    (9,728)
  Proceeds from disposal of assets     2,853    3,246      3,722
  Sale (purchase) of short-term
   investments, net                    1,340  (10,040)        --
  Changes in other assets             (4,075)     731     (1,392)
Net cash used in investing activities (6,484) (13,337)    (7,398)

Cash flows from financing activities
  Dividends paid                      (2,991)  (3,394)    (3,564)
  Repurchase of common shares, net   (43,877) (10,103)   (16,606)
Net cash used in financing
 activities                          (46,868) (13,497)   (20,170)

Net increase (decrease) in cash
 and cash equivalents                (17,422)  28,783     (8,096)
Cash and cash equivalents at
 beginning of year                    31,201    2,418     10,514
Cash and cash equivalents at end
 of year                            $ 13,779 $ 31,201    $ 2,418
Supplementary disclosures
  Cash paid for interest            $    178 $    948    $ 1,547
  Cash paid for income taxes        $ 13,565 $  5,213    $ 8,544

See notes to consolidated financial statements.


              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
   (Dollars in thousands, except share and per share amounts)

Note 1. Significant accounting policies

      Business - OshKosh B'Gosh, Inc. and its wholly-owned subsidiaries (the Company) are engaged primarily in the design, sourcing, and marketing of apparel to wholesale customers and through Company owned retail stores.

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

      Inventories - Inventories are stated at the lower of cost or market. Inventories stated on the last-in, first-out
      (LIFO) basis represent 99.8% of total 1997 and 99.0% of total 1996 inventories. Remaining inventories are valued using the first-in, first-out (FIFO) method.

      Property, plant and equipment - Property, plant, and equipment are carried at cost or at management's estimate of fair market value if considered impaired under the provisions of Statement of Financial Accounting Standards
      (SFAS) No. 121. Depreciation and amortization for financial reporting purposes is calculated using the straight-line method based on the following useful lives:

                                           Years
       Land improvements                  10 to 15
       Buildings                          10 to 40
       Leasehold improvements              5 to 10
       Machinery and equipment             3 to 10

      Foreign currency translation - The functional currency for certain foreign subsidiaries was the local currency. Accordingly, assets and liabilities were translated at year end exchange rates, and income statement items were translated at average exchange rates prevailing during the year. Such translation adjustments were recorded as a separate component of shareholders' equity.

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

      Advertising - Advertising costs are expensed as incurred and totaled $11,165, $11,448, and $12,213 in 1997, 1996, and 1995, respectively.

      Earnings per share - In February, 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements of earnings per share. All earnings per share amounts for all periods have been presented to conform to SFAS No. 128 disclosure requirements. The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is computed as follows (in thousands):

                                               1997    1996     1995

       Denominator for basic earnings
       per share--weighted average shares 11,017 12,339 12,865 Employee stock options (treasury
       stock method)                             75       8        4
       Denominator for diluted earnings
       per share                             11,092  12,347   12,869


      Fiscal year - In November, 1997 the Company approved a change in its fiscal year from a calendar year to a 52/53 week year ending on the Saturday closest to December 31, beginning in 1998.

      Pending accounting standard - In June, 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. The statement defines operating segments as components of an enterprise for which separate financial information is available and evaluated regularly as a means for assessing segment performance and allocating resources to segments. A measure of profit or loss, total assets and other related information are required to be disclosed for each operating segment. In addition, this statement requires the annual disclosure of information concerning revenues derived from the enterprise's products or services, countries in which it earns revenue or holds assets, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will not affect the Company's results of operations or financial position, but may affect the disclosure of segment information.

Note 2. Special charges

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

      As a result of this analysis, and a decision to close the Company's Columbia, Kentucky sewing facility, the Company recorded pre-tax special charges of $12,000 in the fourth quarter of 1996 which, net of income tax benefits, reduced net income by $7,200 ($.58 per share). The special charge included asset impairments of approximately $9,500 and severance and related benefits for approximately 500 manufacturing employees totaling approximately $2,500.
      All impacted manufacturing assets being used in production were written down to management's estimate of fair value (approximately $10,900) as part of this special charge.

      During the second quarter of 1996, the Company recorded special charges of $20,900 which amounted to $8,000 ($.65 per share), net of tax benefits, related to the discontinuance of the Company's Genuine Kids retail store chain, wind-down of the Company's European subsidiaries and transfer of the European business to a licensee, and the closing of its Red Boiling Springs and Celina, Tennessee sewing facilities. These actions eliminate the underperforming Genuine Kids and European components of the Company's business. The plant closings accelerated the Company's strategic direction to source product based solely on price, quality and delivery factors, which has resulted in more product being sourced outside of the United States.

      These decisions affected approximately 1,100 employees, including approximately 500 retail store employees throughout the United States, approximately 550 manufacturing employees from the Company's plants in Tennessee, and approximately 50 employees from the Company's European subsidiaries. This special charge included severance and related benefits totaling approximately $3,900.

      The second quarter special charges included approximately $6,900 related to other exit costs, including estimated lease settlements and anticipated costs to dispose of certain operating assets as part of the exit plan and $2,000 related to anticipated losses on inventory disposals. Through December 31, 1997, approximately $5,500 of these other exit costs have been incurred. The special charges also included approximately $8,100 related to impaired assets, recognized in accordance with SFAS No.
      121. The Company's decision to implement the aforementioned changes resulted in unamortized retail leasehold improvements and excess manufacturing space in Tennessee. In 1997, the Company sold or entered into agreements to sell its excess manufacturing space.

      The wind-down of the European entities permitted the recognition of certain U.S. tax deductions previously unrecognized, resulting in an approximate $4,500 income tax benefit. This income tax benefit, along with the $8,400 income tax credit resulting from the special charges, reduced the net impact on Company earnings in 1996 by $12,900.

      The Company has completed substantially all of the strategic changes related to these special charges, and is not currently anticipating any increase in the amount of special charges recorded in 1996.

      In total, all 1996 special charges cash outlays of $7,200 were more than offset by the cash generated from the income tax benefit and asset sales. No additional material cash outlays are anticipated related to the 1996 special charges.

      During the third quarter of 1995, the Company recorded a pre-tax charge for plant closings of $2,700. This plant closing charge (net of income tax benefit) reduced net income by $1,600 ($.13 per share) in 1995. As a part of the Company's ongoing review of its manufacturing capacity, operational effectiveness, and alternative sourcing opportunities, the Company decided to close its Hermitage Springs and McEwen, Tennessee facilities and downsize its Oshkosh, Wisconsin sewing facility. The $2,700 pre-tax charge for plant closings included approximately $1,900 of severance and related costs pertaining to workforce reductions as well as $800 for facility closings and the write-down of the related assets.

      These plant closings were completed in early 1996, with no material changes in previously estimated costs to fully effect these plant closings. The Company's cash expenditures (net of income tax benefit) to carry out these plant closings were approximately $1,000. The remaining reserve at December 31, 1997 of approximately $500 is expected to be settled in cash.

      These special charges and plant closings are based on management's best estimates of costs related to these decisions. The actual costs the Company will ultimately incur are dependent on certain risks and uncertainties and could differ from the amounts used to record the estimated effect of these decisions.

Note 3.    Inventories

          A summary of inventories follows:


                              December 31,
                             1997     1996

       Finished goods      $49,400   $51,584
       Work in process      14,782    10,698
       Raw materials         4,044     4,517
       Total               $68,226   $66,799

      The replacement cost of inventory exceeds the above LIFO costs by $14,138 and $15,100 at December 31, 1997 and 1996, respectively.

      Partial liquidation of certain LIFO layers in 1997 and 1996 increased net income by approximately $577 and $660, respectively.

Note 4.  Property, plant and equipment

        A summary of property, plant and equipment follows:

                                              December 31,
                                               1997     1996
        Land and improvements                $ 3,677  $ 3,910
        Buildings                             15,035   17,999
        Leasehold improvements                14,036   15,231
        Machinery and equipment               27,630   30,607
        Construction in progress               1,814       --
        Total                                 62,192   67,747
        Less: accumulated depreciation and
        amortization                          29,237   25,965
        Property, plant and equipment, net   $32,955  $41,782

Note 5. Lines of credit

      The Company maintains an unsecured credit agreement with a number of banks which provides a $60,000 revolving credit facility and a $40,000 revocable demand line of credit for cash borrowings, issuance of commercial paper, and letters of credit.

      All borrowing and commercial paper issues under this agreement are supported by the revolving credit facility which expires in June, 2000.

      Under the terms of the agreement, interest rates are determined at the time of borrowing and are based on London Interbank Offered Rates plus .625% or the prime rate. Commitment fees of .125% are required on the revolving credit facility. The Company is required to maintain certain financial ratios in connection with this agreement.

      There were no outstanding borrowings against these credit arrangements at December 31, 1997. Letters of credit of approximately $28,000 were outstanding at December 31, 1997, with $72,000 of the unused credit facilities available for borrowing.

Note 6. Accrued liabilities

       A summary of accrued liabilities follows:


                                        December 31,
                                      1997        1996

       Compensation                $ 4,526     $ 5,063
       Workers' compensation        10,250      10,750
       Income taxes                  6,936       5,292
       Restructuring costs           7,938      10,694
       Other                         8,363       7,086
       Total                       $38,013     $38,885

Note 7. Leases

      The Company leases certain property and equipment including retail sales facilities and regional sales offices under operating leases. Certain leases provide the Company with renewal options. Leases for retail sales facilities provide for minimum rentals plus contingent rentals based on sales volume.

      Minimum future rental payments under noncancellable operating leases are as follows:

          Year Ending
          December 31,
           1998                            $ 11,611
           1999                              10,498
           2000                               8,339
           2001                               5,966
           2002                               4,743
          Thereafter                          8,230

          Total minimum lease payments       49,387

      Total rent expense charged to operations for all operating leases is as follows:


                                       Year Ended December 31,
                                      1997      1996      1995

          Minimum rentals           $15,005   $17,691   $15,760
          Contingent rentals            800       493       279
          Total rent expense        $15,805   $18,184   $16,039

Note 8. Income taxes

      Income tax expense (benefit) is comprised of the following:

                           Year Ended December 31,
                            1997     1996    1995
       Current:
         Federal         $12,396  $ 7,224  $ 7,440
         State and local   2,633      760    1,860
                          15,029    7,984    9,300
       Deferred              600  (13,200)     (59)

       Total             $15,629  $(5,216) $ 9,241

      Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax basis of Company assets and liabilities, and include the following components:


                                               December 31,
                                             1997       1996
                                         [Assets (Liabilities)]
       Current deferred taxes
         Accounts receivable allowances  $  1,026     $ 1,552
         Inventory valuation                5,112       5,562
         Accrued liabilities                5,412       5,595
         Restructuring costs                3,670       5,188
         Other                                580         603

       Total net current deferred tax
       assets                            $ 15,800    $ 18,500

       Non-current deferred taxes
         Depreciation                    $   (115)   $ (2,583)
         Deferred employee benefits         5,259       5,438
         Trademark                            498         545
         Other                               (142)         --

       Total net non-current deferred tax
       assets                            $  5,500    $  3,400


      For financial reporting purposes, income (loss) before income taxes includes the following components:


                                   Year Ended December 31,
                                 1997        1996        1995
       Income (loss) before
       income taxes:
         United States        $ 37,263    $  6,308     $ 24,513
         Foreign                   924     (10,405)      (4,325)

       Total                  $ 38,187    $ (4,097)    $ 20,188

      A reconciliation of the federal statutory income tax rate to the effective tax rates reflected in the consolidated statements of income follows:


                                        Year Ended December 31,
                                         1997     1996     1995

       Federal statutory tax rate       35.0%    (35.0%)  35.0%

       Differences resulting from:
         State and local income
          taxes, net of federal
          income tax benefit             4.7      (4.6)    4.7
         Tax effect of foreign losses     --      13.6     7.5
         U.S. tax deductions related
          to European subsidiaries        --    (109.8)     --
         Other                           1.2       8.5    (1.4)
       Total                            40.9%   (127.3%)  45.8%


      As discussed in Note 2, the wind-down of the Company's
      European subsidiaries permitted the recognition of certain
      U.S. tax deductions previously unrecognized, resulting in a 1996 income tax benefit of approximately $4,500.

Note 9. Retirement plans

      The Company has defined contribution and defined benefit pension plans covering substantially all employees. Charges to operations by the Company for these plans totaled $2,950, $3,795, and $4,002 for 1997, 1996, and
      1995, respectively.

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

      The actuarial computations utilized the following assumptions:


                                             December 31,
                                        1997     1996      1995

       Discount rate                    7.0%     7.5%      7.0%
       Expected long-term rate of
       return on assets                 9.0%     8.0%      8.0%
       Rates of increase in
       compensation levels             0-4.5%   0-4.5%     0-4.5%


      Net periodic pension cost was comprised of:


                                          Year Ended December 31,
                                           1997    1996    1995

       Service cost - benefits earned
       during the period                  $1,685   $2,315  $1,923
       Interest cost on projected
       benefit obligations                 2,004    2,230   1,947
       Actual return on plan assets       (4,444)  (2,572) (4,818)
       Net amortization and deferral       2,457    1,047   3,982

       Net periodic pension cost          $1,702   $3,020  $3,034


      In conjunction with the special charges discussed in Note 2, the Company curtailed defined benefit plans for the affected plants in 1996 and settled the plan obligations in 1997. Curtailment and settlement costs of approximately $655 are included in the special charges originally recorded in 1996.

      The following table sets forth the funded status of the Company's defined benefit plans and the amount recognized in the Company's consolidated balance sheets. The funded status of plans with assets exceeding the accumulated benefit obligation (ABO) is segregated by column, from that of plans with the ABO exceeding assets.


                                              December 31,
                                         1997             1996
                                   Assets    ABO     Assets   ABO
                                   Exceed  Exceeds   Exceed  Exceeds
                                    ABO     Assets    ABO    Assets
       Actuarial present value of
       benefit obligations:
          Vested benefits          $19,215 $ 1,247  $ 16,397 $ 4,686
          Nonvested benefits           788      --       633      86
          Total accumulated
           benefit obligation      $20,003   1,247    17,030   4,772
       Projected benefit
       obligation                  $29,096 $ 2,156  $ 25,974 $ 5,364
       Plan net assets at fair
       value                        27,864      --    22,888   3,186
       Projected benefit
       obligation in excess
        of plan net assets          (1,232) (2,156)   (3,086) (2,178)
       Unamortized transition
       asset                          (927)     --    (1,125)    (13)
       Unrecognized prior service
       cost                          2,751      80     2,336     941
       Unrecognized net (gain)
       loss                         (6,291)    185    (4,883)   (193)

       Accrued pension liability
       at December 31              $(5,699)$(1,891) $ (6,758)$(1,443)

      Defined contribution plan - The Company maintains a defined contribution retirement plan covering certain salaried employees. Annual contributions are discretionary and are determined by the Company's
      Executive Committee. Charges to operations by the Company for contributions under this plan totaled $828, $627, and $923 for 1997, 1996, and 1995, respectively.

      In 1996, the Company initiated a profit-sharing plan covering certain salaried and hourly employees pursuant to
      Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to approximately $376 and $89 for 1997 and 1996, respectively.

      The Company also has a supplemental retirement program for designated employees. Annual provisions to this unfunded plan are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for additions to this plan totaled $44, $59, and $45 for 1997, 1996, and 1995, respectively.

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

      The following table sets forth the funded status of the plan and the postretirement benefit cost recognized in the Company's consolidated balance sheets:


                                             December 31,
                                            1997      1996
       Accumulated postretirement
       benefit obligation:
         Retirees                         $  159      $  112
         Fully eligible active plan
          participants                       226         297
         Other active plan participants    1,063         808
                                           1,448       1,217
         Plan assets                          --          --
         Unrecognized net gain               180         249
         Accrued postretirement benefit
          cost                            $1,628      $1,466


       Net periodic postretirement benefit cost was comprised of:


                                         Year Ended December 31,
                                         1997     1996     1995
        Service cost-benefits
        attributed to employee
         service during the year        $ 117    $  78   $   42
        Interest cost on accumulated
        postretirement
         benefit obligation                90       84       48
        Net amortization and deferral      (4)      (8)     (34)
        Net periodic postretirement
        benefit cost                    $ 203    $ 154   $   56

       The discount rate used in determining the accumulated postretirement benefit obligation was 7.0% in 1997, 7.5% in 1996, and 7.0% in 1995. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12%, declining gradually to 6% by 2012 and then declining further to an ultimate rate of 4% by 2022.

       The health care cost trend rate assumption has a significant impact on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation at December 31, 1997 by approximately $67 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 by approximately
       $11.

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

       In August, 1997 the Company purchased approximately 1,657,000 shares of its Class A common stock and approximately 42,000 shares of its Class B common stock under the terms of its Dutch auction tender offer for approximately $37.7 million. Under the terms of the Dutch auction tender offer, all shares were purchased at $22 per share.

       On August 25, 1997, the Company's Board of Directors authorized an additional 500,000 share repurchase program of the Company's Class A common stock. Through December 31, 1997, the Company repurchased 141,500 shares of its Class A common stock under this program for approximately $4.6 million. On August 6, 1996, the Company's Board of Directors authorized a one million share repurchase program of the Company's Class A common stock. The Company repurchased 772,600 shares of its Class A common stock under this program for approximately $11.7 million during 1996 and 1997 to conclude this program.

       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       The Company's 1994 Incentive Stock Option Plan has authorized the grant of options to management personnel and directors for up to 1,470,000 shares of the Company's common stock. As of December 31, 1997, 976,400 shares are available for grant. Options granted generally have 10 year terms and vest ratably over a four year period following date of grant.

       The following pro forma information regarding net income and net income per share required by SFAS No. 123, "Accounting for Stock Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996, and 1995, respectively: risk-free interest rates of 6.42%, 5.81%, and 7.47%; dividends of $.28 per share in all years; volatility factors of the expected market price of the Company's common stock of .406, .409, and .415; and a weighted-average expected life of the option of approximately 8 years. Changes in these subjective assumptions can significantly affect the fair value calculations.

       The estimated fair value of the options is amortized to expense over the options' vesting period:


                                         Year Ended December 31,
                                       1997       1996       1995

        Net income as reported       $ 22,558  $  1,119  $  10,947
        Pro forma net income           22,230       880     10,814
        Net income per share as
        reported
          Basic                          2.05       .09        .85
          Diluted                        2.03       .09        .85
        Pro forma net income per
         share
          Basic                          2.02       .07        .84
          Diluted                        2.01       .07        .84


       A summary of the Company's stock option activity and related information follows:

                                                 Year Ended December 31,
                                         1997                        1996                         1995
                                Options   Weighted-average   Options   Weighted-average   Options   Weighted-average
                                 (000)     exercise price     (000)     exercise price     (000)     exercise price
Outstanding-beginning of year     302        $    15           156        $   15             --        $   --

Granted                           170             15           162            16            161            15

Exercised                          (9)            15            (3)           15             --            --

Forfeited                         (31)            15           (13)           15             (5)           15

Outstanding-end of year           432             15           302            15            156            15

Exerciseable at end of year       103             15            45            15             --            --

Weighted-average fair value
 of options granted during year              $  4.94                      $ 5.12                       $ 5.01



       Exercise prices for options outstanding as of December
       31, 1997 ranged from $14 to $17. The weighted-average remaining contractual life of those options is approximately 8.1 years.


Note 11. Business and credit concentrations

       The Company provides credit, in the normal course of business, to department and specialty stores which are not concentrated in any geographic region. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

       In 1997, sales to a customer, as a percentage of net sales, amounted to approximately 11%.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 1, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 1, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 1, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 1, 1998.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
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

          (3)  Index to Exhibits

     (b)  Reports on Form 8-K
               A Form 8-K was filed on November 12, 1997 to disclose the Company's change to a 52/53 week fiscal year.

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

          *10.3 OshKosh B'Gosh, Inc. Profit Sharing Plan, as amended on November 4, 1997.

          *10.4     OshKosh B'Gosh, Inc. Restated Excess Benefit
                    Plan, as amended on March 1, 1997.

          *10.5     OshKosh B'Gosh, Inc. Executive Deferred
                    Compensation Plan, as amended on March 1, 1997.

          *10.6 OshKosh B'Gosh, Inc. Officers Medical and Dental Reimbursement Plan, as amended, previously filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 0-13365, is incorporated herein by reference.

           10.7     Acknowledgment of Guaranty Agreement between
                    City of Liberty, Casey County, Kentucky and
                    OshKosh B'Gosh, Inc., dated October 4, 1984, and related Contract of Lease and Rent dated as of November 26, 1968, previously filed as Exhibit
                    10.14 to the Registrant's Registration
                    Statement No. 2-96586 on Form S-1, is incorporated herein by reference.

           10.8     Indemnity Agreement between OshKosh B'Gosh,
                    Inc. and William P. Jacobsen (former Vice
                    President and Treasurer of OshKosh B'Gosh, Inc.)
                    dated as of June 8, 1987, previously filed as
                    Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File Number 0-13365, is incorporated herein by reference. (Note: Identical agreements have been entered into by the Company with each of the following officers: Douglas W. Hyde, Michael D. Wachtel and Kenneth H. Masters).

          *10.9     OshKosh B'Gosh, Inc. Executive Non-Qualified
                    Profit Sharing Plan, as amended on March 1, 1997.

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

           10.12    Credit agreement between OshKosh B'Gosh, Inc.
                    and Firstar Bank Milwaukee, N.A. and
                    participating banks as amended, dated as of November 21, 1997.

          *10.13    OshKosh B'Gosh, Inc. 1994 Incentive Stock
                    Plan previously filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 0-13365, is incorporated herein by reference.

           10.14    OshKosh B'Gosh, Inc. 1995 Outside Director's
                    Stock Option Plan, as amended February 26,
                    1997.

          *10.15    OshKosh B'Gosh, Inc. Flexible Nonstandardized
                    401(k) Adoption Agreement and Smith
                    Barney Prototype Defined Contribution Plan
                    Document #05 previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 0-13365, is incorporated herein by reference.

          * Represents a plan that covers compensation, benefits and/or related arrangements for executive management.

           21. The following is a list of subsidiaries of the Company as of December 31, 1997. The consolidated financial statements reflect the operations of all subsidiaries as they existed on December 31, 1997.

                                                            State or Other
                                                           Jurisdiction of
                                                           Incorporation or
               Name of Subsidiary                            Organization

               Grove Industries, Inc.                          Delaware

               Manufacturera International Apparel, S.A.       Honduras

               OshKosh B'Gosh International Sales, Inc.        Virgin Islands

               OshKosh B'Gosh Europe, SNC (Inactive)           France

               OshKosh B'Gosh Asia/Pacific Ltd. (Inactive)     Hong Kong

               OshKosh B'Gosh U.K. Ltd. (Inactive)             United Kingdom

               OshKosh B'Gosh Deutschland GmbH (Inactive)      Germany


          23.  Consent of Ernst & Young LLP, Independent Auditors

          27.  Financial Data Schedule



                           SIGNATURES

     Date:  March 31, 1998

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      OSHKOSH B'GOSH, INC.

                     By: /s/DOUGLAS W. HYDE
  Chairman of the Board, President and Chief Executive Officer

                   By: /s/DAVID L. OMACHINSKI
      Vice President-Finance, Treasurer and Chief Financial
                             Officer

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

     Signature                          Title

     /S/ DOUGLAS W. HYDE                Chairman of the Board,
                                        President and Chief Executive
                                        Officer

     /S/ MICHAEL D. WACHTEL             Executive Vice President, Chief
                                        Operating Officer

     /S/ DAVID L. OMACHINSKI            Vice President-Finance, Treasurer
                                        and Chief Financial Officer

     /S/ STEVEN R. DUBACK               Secretary and Director


     /S/ WILLIAM F. WYMAN               Vice President Domestic Licensing

     Date:  March 31, 1998
              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                           Schedule II


     Valuation and Qualifying Accounts
     (Dollars in Thousands)


                                                  Year Ended December 31,
                                                1997        1996       1995
    Accounts receivable - allowances:
     Balance at beginning of period         $  5,474    $  3,970   $  3,700
     Charged to costs and expenses            11,836      10,392      8,084
     Deductions - bad debts written off,
       net of recoveries and other
       allowances                            (13,085)     (8,088)    (7,814)

                                                  Year Ended December 31,
                                                1997        1996       1995
    Restructuring costs - allowances:
      Balance at beginning of period        $ 10,694    $    334   $  2,381
      Charged to cost and expenses                 -      15,300          -
      Actual restructuring costs incurred     (2,756)     (4,940)    (2,047)

      Balance at end of period              $  7,938    $ 10,694   $    334


                                                       EXHIBIT 23

       Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 333-01051 and No. 333-01053) of OshKosh B'Gosh, Inc. of our report dated January 30, 1998, with respect to the consolidated financial statements and schedule of OshKosh B'Gosh, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 1997.

                              ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 24, 1998