Form 10-Q
period 1998-04-04
OSHKOSH B GOSH INC
filed 1998-04-22
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                          COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q
(Mark One)

/X/	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended April 4, 1998
                                OR
	      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Effective January 1, 1998, the Company changed its fiscal year from a calendar year to a 52/53-week year ending on the Saturday closest to December 31 (January 2, 1999 for fiscal 1998).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        		Yes   X				                       		No

As of April 4, 1998, there were outstanding 8,705,504 shares of Class A Common Stock and 1,177,357 shares of Class B Common
Stock.

                              FORM 10-Q

                OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                INDEX


                                              										Page

Part I.		Financial Information

Item 1.		Financial Statements

       		Condensed Consolidated Balance Sheets-April
	       	4, 1998 and December 31, 1997	             			   3

       		Unaudited Condensed Consolidated Statements
       		of Income-Three Month Periods ended April 4,
       		1998 and March 31, 1997	                  				   4

       		Unaudited Condensed Consolidated Statements
       		of Cash Flow-Three Month Periods Ended
       		April 4, 1998 and March 31, 1997          				   5

       		Notes to Condensed Consolidated Financial
       		Statements	                             						   6

Item 2.		Management's Discussion and Analysis of Results
       		of Operations and Financial Condition	      		   7

Part II.		Other Information	                       					 11

Signatures	                                     								 11

             OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
             Condensed Consolidated Balance Sheets
                     (Dollars in thousands)

                                    April 4,         December 31,
                                      1998             1997   *
                                   (unaudited)
Assets
Current assets
  Cash and cash equivalents       $   15,358         $    13,779
  Short-term investments                 ---               8,700
  Accounts receivable                 30,893              23,278
  Inventories                         64,108              68,226
  Prepaid expenses & other
   current assets                      4,772               1,265
  Deferred income taxes               15,000              15,800
Total current assets                 130,131             131,048

Property, plant & equipment           66,836              62,192
  Less accumulated depreciation
  and amortization                    31,137              29,237
Net property, plant & equipment       35,699              32,955

Non-current deferred income taxes      5,300               5,500
Other assets                           5,170               5,285

Total assets                     $   176,300         $   174,788

Liabilities and shareholders'
  equity
Current liabilities
  Accounts payable               $     2,962         $    10,273
  Accrued expenses                    41,208              38,013
Total current liabilities             44,170              48,286

Employee benefit plan liabilities     13,638              13,345

Shareholders' equity
  Preferred stock                        ---                 ---
  Common stock:
    Class A                               87                  87
    Class B                               12                  12
  Additional paid-in capital             672                 ---
  Retained earnings                  117,721             113,058
Total shareholders' equity           118,492             113,157

Total liabilities and
shareholders' equity             $   176,300         $   174,788

*Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

                OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

             Condensed Consolidated Statements of Income
               (In thousands, except per share amounts)
                             (Unaudited)

                                                Three Month Period Ended
                                                April 4,        March 31,
                                                  1998            1997

Net sales                                   $   102,535      $    97,363

Cost of products sold                            65,146           65,069

Gross profit                                     37,389           32,294

Selling, general and administrative expenses     30,662           27,367
Royalty income, net                              (2,254)          (1,806)

Operating income                                  8,981            6,733

Other income (expense):
  Interest expense                                  (85)             (32)
  Interest income                                   238              393
  Miscellaneous                                     (51)            (128)

Other income -- net                                 102              233

Income before taxes                               9,083            6,966

Income taxes                                      3,742            2,790

Net income                                  $     5,341      $     4,176

Net income per common share
  Basic                                     $      0.54      $      0.35
  Diluted                                   $      0.53      $      0.35

Weighted average common shares
 outstanding
  Basic                                           9,865           11,777
  Diluted (Including share equivalents)           9,987           11,780

Cash dividends per common share
  Class A                                  $       0.07      $      0.07
  Class B                                  $       0.06      $      0.06

See notes to condensed consolidated financial statements.

                   OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flow
                           (Dollars in thousands)
                                 (Unaudited)




                                            Three Month Period Ended
                                            April 4,	       	March 31,
                                              1998             1997

Cash flows from operating activities
  Net income for the period               $   5,341        $   4,176
  Depreciation                                2,249            2,113
  Provision for deferred income taxes         1,000            3,000
  Items in income not affecting cash            542              305
  Changes in current assets                  (7,004)           4,102
  Changes in current liabilities             (3,845)          (7,424)

Net cash provided by (used in)
 operating activities                        (1,717)           6,272

Cash flows from investing activities
  Additions to property, plant and
   equipment                                 (5,135)          (1,624)
  Proceeds from disposal of assets               43              661
  Proceeds from sale of short-term
   investments                                8,700              ---
  Other                                         (34)            (389)

Net cash provided by (used in)
 investing activities                         3,574           (1,352)

Cash flows from financing activities
  Cash dividends paid                          (678)            (814)
  Common shares issued, net                     400              ---
  Repurchase of common shares                   ---           (1,691)

Net cash used in financing activities          (278)          (2,505)

Net increase in cash and cash
 equivalents                             $    1,579       $    2,415

See notes to condensed consolidated financial statements.





                   OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


Note 1.  Basis of Preparation

The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of April 4, 1998, the results of operations for the three month periods ended April 4, 1998 and March 31, 1997, and cash flows for the three month periods ended April 4, 1998 and March 31, 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report.

Effective January 1, 1998, the Company changed its fiscal year from a calendar year to a 52/53-week year ending on the Saturday closest to December 31 (January 2, 1999 for fiscal 1998). Each quarter will generally consist of a 13-week period ending on a Saturday. Due to the conversion to a 52/53-week year, the first quarter of 1998 consists of 13 weeks and 3 days. Accordingly, the first quarter period ended April 4, 1998 is four days longer than the comparative quarter in fiscal 1997.

Note 2.  Inventories

A summary of inventories follows:

                           April 4,       December 31,
                             1998              1997
                             (Dollars in thousands)

Finished goods           $  46,587         $  49,400
Work in process             14,967            14,782
Raw materials                2,554             4,044

Total                    $  64,108         $  68,226


The replacement cost of inventory exceeds the above LIFO costs by $14,318 and $14,138 at April 4, 1998 and December 31, 1997,
respectively.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.


                                                 As a Percentage of
                                        Net Sales for the First Quarter Ended
                                            April 4, 1998    March 31, 1997

Net sales                                        100.0%        100.0%
Cost of products sold                             63.5%         66.8%
Gross profit                                      36.5%         33.2%
Selling, general and administrative expenses      29.9%         28.1%
Royalty income, net                               (2.2%)        (1.9%)
Operating income                                   8.8%          7.0%
Other income, net                                  0.1%          0.2%
Income for income taxes                            8.9%          7.2%
Income taxes                                       3.7%          2.9%
Net income                                         5.2%          4.3%

Net Sales

Consolidated net sales for the three months ended April 4, 1998 were $102.5 million, a $5.1 million increase (5.3%) over 1997 first quarter net sales of $97.4 million. The Company's net sales for the three month periods ended April 4, 1998 and March 31, 1997 are summarized as follows:


                                       Net Sales
                          					      (in millions)
                               Domestic
                        Wholesale   Retail International Total
Three months ended:
  April 4, 1998         $  64.1    $   36.6    $  1.8    $102.5
  March 31, 1997           62.3        32.8       2.3      97.4
  Increase (decrease)       1.8         3.8       (.5)      5.1

Percent increase
 (decrease)                 2.9%       11.6%    (21.7%)     5.3%


The Company's first quarter 1998 domestic wholesale unit shipments were up 5.9% over 1997. This increase in unit shipments and sales dollars for the first quarter of 1998 resulted primarily from the Company's change in its fiscal year end to a 52/53-week period ending on the Saturday closest to December 31. As a result, the Company's first quarter 1998 ended April 4, which resulted in an additional three days of wholesale shipments as compared to the quarter ended March 31, 1997.

The Company's first quarter 1998 retail sales increase resulted from a combination of a 10.6% comparable store sales gain and sales volume from stores opened subsequent to March 31, 1997. First quarter 1998 comparable store sales were favorably impacted by sales of bigger sizes of Genuine Girl and Genuine Blues branded products for the entire quarter. These sizes were introduced during the first quarter of 1997. For the remainder of 1998, the Company currently anticipates comparable store sales gains in the middle single digit range.

At April 4, 1998 the Company operated 120 domestic OshKosh retail stores, including 112 outlet stores and 8 showcase stores.
During the first quarter of 1998, the Company opened one retail
store.   At March 31, 1997 the Company operated a total of 113
domestic OshKosh retail stores. Current Company plans for the remainder of 1998 call for the addition of 7 retail stores.

Gross Profit

The Company's gross profit margin as a percent of sales improved to 36.5% in the first quarter of 1998, compared to 33.2% in the first quarter of 1997. This gross profit margin improvement was due primarily to continued implementation and execution of the Company's sourcing strategy, improved operating efficiencies at the Company's domestic sewing facilities, and the impact of the Company's increased retail sales at higher gross margins as compared to the wholesale business. The Company's current 1998 sourcing plan indicates that approximately 41% of units will be produced at the Company's domestic facilities as compared to approximately 47% in 1997.

Selling, General, and Administrative Expenses (S,G&A)

S,G&A expenses for the first quarter of 1998 increased $3.3 million over the first quarter of 1997. As a percentage of net sales, S,G&A expenses were 29.9% for the first quarter of 1998 as compared to 28.1% for the first quarter of 1997. The increase in S,G&A expenses relates primarily to a combination of continued expansion of the Company's retail operations and expansion of the Company's brand enhancing activities.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. The Company's first quarter 1998 net royalty income of $2.3 million increased approximately 24.8% over net royalty income earned in the first quarter of 1997 of approximately $1.8 million, resulting primarily from increased royalty income generated from domestic licensees.

Operating Income

As a result of the factors described above, the Company's income before income taxes increased to $9.1 million for the first quarter of 1998 as compared to $7.0 million for the first quarter of 1997.

Income Taxes

The Company's effective tax rate for the first quarter of 1998 was 41.2% as compared to 40.1% for the first quarter of 1997.

Net Income Per Common Share

The first quarter 1998 computation of net income per common share reflected a lower number of weighted average outstanding shares as compared to the first quarter of 1997 primarily as a result of the Company's Dutch auction tender offer which was completed in August 1997.

SEASONALITY OF BUSINESS

The Company's business is seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 1998 quarterly sales and income. First quarter 1998 operating results are not necessarily indicative of anticipated quarterly results throughout the balance of the year.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

At April 4, 1998 the Company's cash, cash equivalents and short-term investments were $15.4 million, compared to $43.7 million at March 31, 1997 and $22.5 million at December 31, 1997. Net working capital at April 4, 1998 was $86.0 million as compared to $82.8 million at the end of 1997 and $107.1 million at March 31, 1997. The Company's current ratio was 2.9 to 1 at April 4, 1998, compared to 2.7 at the end of 1997 and 3.9 to 1 at March 31, 1997. The reduction in cash, cash equivalents and short-term investments, net working capital, and current ratio at April 4, 1998 compared to March 31, 1997 is attributable primarily to the Company's stock repurchases, offset in part by cash generated from operations.

Accounts receivable at April 4, 1998 were $30.9 million compared to $27.4 million at March 31, 1997. This increase in accounts receivable related primarily to increased wholesale sales resulting from the first quarter of 1998 ending on April 4, 1998 due to the change in the Company's fiscal year.

Inventories at April 4, 1998 were $64.1 million, compared to $51.1 million at March 31, 1997. Management believes that at April 4, 1998 inventory levels are generally appropriate for anticipated business activities for the remainder of 1998.

The Company's first quarter 1998 capital expenditures of $5.1 million compares to $1.6 million for the first quarter of 1997. This increase is primarily due to the Company's upgrade of its distribution systems and White House, Tennessee distribution facilities. Capital expenditures for all of 1998 are currently planned to be approximately $13.0 million, including approximately $8.0 million related to the distribution systems and facilities project.

On August 25, 1997, the Company's Board of Directors authorized a
500,000 share repurchase program of the Company's Class A common stock. Through April 4, 1998, the Company repurchased 141,500 shares of its Class A common stock under this program for approximately $4.6 million.

At April 4, 1998 and March 31, 1997 the Company had no outstanding long-term debt. The Company believes that its cash and cash equivalents at April 4, 1998, credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs and planned capital expenditures for the remainder of 1998.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current assumptions and expectations that involve risks and uncertainties. Actual results may differ materially. The Company's future results of operations and financial position can be influenced by such factors, the level of consumer spending for apparel, particularly in the children's wear segment, overall consumer acceptance of the Company's product styling, the financial strength of the retail industry, including, but not limited to, business conditions and the general economy, competitive factors, risk of non-payment of accounts receivable, failure of Company suppliers to timely deliver needed raw materials, as well as risk associated with foreign operations.
In addition, the inability to ship Company products within agreed timeframes due to unanticipated manufacturing delays or the failure of Company contractors to deliver products within scheduled timeframes, are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia. If the current financial and related difficulties were to adversely impact the Company's contractors in the Asian region, it could disrupt the supply of products contracted for by the Company.

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

                        						OSHKOSH B'GOSH, INC.

Date:	4/22/98		             		/S/DOUGLAS W. HYDE
                        						Chairman of the Board, President
                        						Chief Executive Officer and
                              Director


Date:	4/22/98			             	/S/DAVID L. OMACHINSKI
                        						Vice President-Finance, Treasurer
                        						Chief Financial Officer and
                              Director