Form 10-Q
period 1998-07-04
OSHKOSH B GOSH INC
filed 1998-07-22
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                                COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q
(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 4, 1998
                                    OR
        	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 4, 1998, there were outstanding 8,439,579 shares of Class A Common Stock and 1,176,607 shares of Class B Common Stock.

                              FORM 10-Q

                OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                INDEX


                                                 										Page

Part I.		Financial Information

Item 1.		Financial Statements

       		Condensed Consolidated Balance Sheets-July
       		4, 1998 and December 31, 1997	                			   3

       		Unaudited Condensed Consolidated Statements
       		of Income-Three Month and Six Month Periods
         Ended July 4, 1998 and June 30, 1997			             4

       		Unaudited Condensed Consolidated Statements
       		of Cash Flow-Three Month and Six Month Periods
         Ended July 4, 1998 and June 30, 1997	          		   5

       		Notes to Condensed Consolidated Financial
       		Statements		                                					   6

Item 2.		Management's Discussion and Analysis of Results
       		of Operations and Financial Condition			            7

Part II. Other Information                             				 12

Signatures	                                        								 13

                 OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                          (Dollars in thousands)

                                           July 4,          December 31,
                                            1998               1997 *
                                         (unaudited)
Assets
Current assets
  Cash and cash equivalents               $    810            $ 13,779
  Short-term investments                        --               8,700
  Accounts receivable                       28,831              23,278
  Inventories                               75,772              68,226
  Prepaid expenses & other
   current assets                            3,767               1,265
  Deferred income taxes                     15,100              15,800
Total current assets                       124,280             131,048

Property, plant & equipment                 67,640              62,192
  Less accumulated depreciation
  and amortization                          32,389              29,237
Net property, plant & equipment             35,251              32,955

Non-current deferred income taxes            5,100               5,500
Other assets                                 5,285               5,285

Total assets                              $169,916            $174,788

Liabilities and shareholders'equity
Current liabilities
  Accounts payable                        $  3,621            $ 10,273
  Accrued expenses                          41,871              38,013
Total current liabilities                   45,492              48,286

Employee benefit plan liabilities           13,962              13,345

Shareholders' equity
  Preferred stock                               --                  --
  Common stock:
    Class A                                     84                  87
    Class B                                     12                  12
  Retained earnings                        110,366             113,058
Total shareholders' equity                 110,462             113,157

Total liabilities and shareholders'
 equity                                   $169,916            $174,788

*Condensed from audited financial statements.

See notes to condensed consolidated financial statements.

                    OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Income
                  (In thousands, except per share amounts)
                                 (Unaudited)


                            Three Month Period Ended  Six Month Period Ended
                              July 4,     June 30,      July 4,    June 30,
                               1998         1997         1998        1997

Net sales                   $ 82,288     $ 71,144     $184,823    $168,507
Cost of products sold         49,512       47,362      114,658     112,431
Gross profit                  32,776       23,782       70,165      56,076

Selling, general and
 administrative expenses      29,700       26,292       60,362      53,659
Royalty income, net           (1,542)      (1,206)      (3,796)     (3,012)

Operating income (loss)        4,618       (1,304)      13,599       5,429

Other income (expense):
  Interest expense               (87)         (97)        (172)       (129)
  Interest income                259          672          497       1,065
  Miscellaneous                  (23)         (17)         (74)       (145)

Other income -- net              149          558          251         791

Income (loss) before taxes     4,767         (746)      13,850       6,220

Income taxes (benefit)         1,936         (300)       5,678       2,490

Net income (loss)           $  2,831     $   (446)    $  8,172   $   3,730

Net income (loss) per
 common share
  Basic                     $   0.29     $  (0.04)    $   0.83   $    0.32
  Diluted                   $   0.29     $  (0.04)    $   0.82   $    0.32

Weighted average common
 shares outstanding
  Basic                        9,754       11,686        9,810      11,731
  Diluted (including share
   equivalents)                9,902       11,716        9,943      11,747

Cash dividends per common
 share
  Class A                   $   0.07     $   0.07     $   0.14   $    0.14
  Class B                   $   0.06     $   0.06     $   0.12   $    0.12

See notes to condensed consolidated financial statements.

                    OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flow
                           (Dollars in thousands)
                                 (Unaudited)

                                               Six  Month Period Ended
                                                 July 4,	    June 30,
                                                  1998         1997
Cash flows from operating activities
  Net income for the period                   $   8,172    $   3,730
  Depreciation                                    4,081        4,465
  Provision for deferred income taxes             1,100        2,200
  Items in income not affecting cash              1,096          173
  Changes in current assets                     (15,601)       2,249
  Changes in current liabilities                 (2,470)      (5,005)

Net cash provided by (used in) operating
 activities                                      (3,622)       7,812

Cash flows from investing activities
  Additions to property, plant and
   equipment                                     (6,672)      (2,965)
  Proceeds from disposal of assets                  157        1,765
  Sale (purchase) of short-term
   investments, net                               8,700       (1,630)
  Other                                            (341)      (1,958)

Net cash provided by (used in)
 investing activities                             1,844       (4,788)

Cash flows from financing activities
  Cash dividends paid                            (1,347)      (1,619)
  Common shares issued, net                         493           --
  Repurchase of common shares                   (10,337)      (1,691)

Net cash used in financing activities           (11,191)      (3,310)

Net decrease in cash and cash equivalents     $ (12,969)   $    (286)

See notes to condensed consolidated financial statements.



                  OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

Note 1.  Basis of Preparation

The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of July 4, 1998, the results of operations for the three-month and six-month periods ended July 4, 1998 and June 30, 1997, and cash flows for the six-month periods ended July 4, 1998 and June 30, 1997.

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

Effective January 1, 1998, the Company changed its fiscal year from a calendar year to a 52/53-week year ending on the Saturday
closest to December 31 (January 2, 1999 for fiscal 1998).   Each
quarter will generally consist of a 13-week period ending on a Saturday. Due to the conversion to a 52/53-week year, the first quarter of 1998 consisted of 13 weeks and 3 days. Accordingly, the six-month period ended July 4, 1998 was four days longer than the comparative period in fiscal 1997.

Note 2.  Inventories

A summary of inventories follows:

                                       July 4,           December 31,
                                        1998                 1997
                           			           (Dollars in thousands)

Finished goods                        $ 64,290           $ 49,400
Work in process                          8,914             14,782
Raw materials                            2,568              4,044

Total                                 $ 75,772           $ 68,226


The replacement cost of inventory exceeds the above LIFO costs by $14,498 and $14,138 at July 4, 1998 and December 31, 1997,
respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                             As a Percentage of Net Sales for the
                      Three Month Period Ended   Six Month Period Ended
                     July 4, 1998 June 30, 1997 July 4, 1998  June 30, 1997

Net sales                100.0%       100.0%      100.0%         100.0%
Cost of products sold     60.2%        66.6%       62.0%          66.7%
Gross profit              39.8%        33.4%       38.0%          33.3%
Selling, general and
 administrative expenses  36.1%        37.0%       32.7%          31.8%
Royalty income, net       (1.9%)       (1.8%)      (2.1%)         (1.7%)
Operating income (loss)    5.6%        (1.8%)       7.4%           3.2%
Other income, net          0.2%         0.8%        0.1%           0.5%
Income (loss) before
 income taxes              5.8%        (1.0%)       7.5%           3.7%
Income taxes               2.4%        (0.4%)       3.1%           1.5%
Net income (loss)          3.4%        (0.6%)       4.4%           2.2%

Net Sales

Consolidated net sales for the three month period ended July 4, 1998 were $82.3 million, a $11.2 million increase (15.8%) over 1997 second quarter net sales of $71.1 million. Consolidated net sales for the six month period ended July 4, 1998 were $184.8 million, a $16.3 million increase (9.7%) from net sales of $168.5 million for the first six months of 1997. The Company's net sales for the three month and six month periods ended July 4, 1998 and June 30, 1997 are summarized as follows:


                                           Net Sales
                                         (in millions)
                                  Domestic
                            Wholesale   Retail   International     Total
Three month period ended:
  July 4, 1998              $ 41.7     $ 39.6     $  1.0         $  82.3
  June 30, 1997               34.0       35.7        1.4            71.1
  Increase (decrease)          7.7        3.9       (0.4)           11.2

Percent increase (decrease)   22.6%      10.9%     (28.6%)          15.8%

Six month period ended:
  July 4, 1998              $105.8     $ 76.2     $  2.8         $ 184.8
  June 30, 1997               96.3       68.5        3.7           168.5
  Increase (decrease)          9.5        7.7       (0.9)           16.3

Percent increase (decrease)    9.9%      11.2%     (24.3%)           9.7%

The Company's domestic wholesale unit shipments for the three month and six month periods ended July 4, 1998 were up 16.7% and 9.5%, respectively, over the corresponding three month and six month periods of 1997. The second quarter 1998 increase in unit shipments and sales dollars were the result of increased demand for both the Company's fashion and classics product offerings. Unit shipments for the first six months of 1998 were also favorably impacted by the Company's change in its fiscal year to a 52/53-week period ending on the Saturday closest to December
31. As a result, the Company's first six months of 1998 ended July 4, which resulted in an additional two days of wholesale shipments as compared to the six months ended June 30, 1997. The Company currently anticipates a unit sales increase in the 4% to 6% range for the second half of 1998 as compared to 1997.

The Company's second quarter 1998 retail sales increase resulted from a combination of an 8.2% comparable store sales gain and sales volume from stores opened subsequent to June 30, 1997. Second quarter 1998 comparable store sales were favorably impacted by a later Easter selling season (during April) as compared to 1997 (during March). The Company's increase in retail sales for the first six months of 1998 resulted from a combination of a 9.3% comparable store sales gain and sales volume from newly opened stores. Comparable store sales for 1998 were also favorably impacted by increased sales of Genuine Girl and Genuine Blues branded products for the entire period. These bigger sizes were introduced during the first quarter of 1997. For the remainder of 1998, the Company currently anticipates comparable store sales gains in the middle single digit range.

At July 4, 1998 the Company operated 121 domestic OshKosh retail stores, including 113 outlet stores and 8 showcase stores. During the second quarter of 1998, the Company opened 3 outlet stores and closed 2 existing stores. At June 30, 1997, the Company operated 114 domestic OshKosh retail stores, including 108 outlet stores and 6 showcase stores. Current Company plans for the remainder of 1998 call for the addition of 5 retail stores.

Gross Profit

The Company's gross profit margin as a percent of net sales improved to 39.8% in the second quarter of 1998, compared to 33.4% in the second quarter of 1997. For the six month period ended July 4, 1998, gross profit margin as a percent of net sales was 38.0%, compared to 33.3% for the first six months of 1997. This gross profit margin improvement was due primarily to continued implementation and execution of the Company's sourcing strategy, improved operating efficiencies at the Company's domestic sewing facilities and the Company's continuing focus on product design and development activities. The Company's current 1998 sourcing plan indicates that approximately 41% of units will be produced at the Company's domestic facilities as compared to 47% in 1997.

Selling, General, and Administrative Expenses (S,G&A)

S,G&A expenses for the three month and six month periods ended July 4, 1998 increased $3.4 million and $6.7 million over the three and six month periods ended June 30, 1997, respectively. As a percentage of net sales, S,G,&A expenses were 36.1% and 32.7% for the three month and six month periods ended July 4, 1998 as compared to 37.0% and 31.8% in the comparable periods of 1997. The increase in S,G,&A expenses relates primarily to a combination of continued expansion of the Company's retail operations, increased volume of wholesale unit shipments, and expansion of the Company's brand enhancing activities.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. Royalty income for the three month and six month periods ended July 4, 1998 increased $.3 million (27.9%) and $.8 million (26.0%) over the three and six month periods ended June 30, 1997, respectively. These increases resulted primarily from increased royalty income generated from domestic licensees. As a result of the Company's decisions to not renew its domestic outerwear license (which expired in May 1998) and its Japanese license arrangement (which ended in March 1998), the Company currently anticipates its royalty income for the third quarter of 1998 to be down from the third quarter of 1997.

Operating Income

As a result of the factors described above, the Company's operating income (loss) for the three month and six month periods ended July 4, 1998 increased to $4.6 million and $13.6 million as compared to ($1.3) million and $5.4 million for the comparable periods in 1997.

Income Taxes

The Company's effective tax rate for the three month and six month periods ended July 4, 1998 was approximately 41% as compared to 40% in 1997.

Net Income Per Common Share

The computation of net income per common share for the second quarter and first six months of 1998 reflected a lower number of weighted average outstanding shares as compared to the same periods in 1997, primarily as a result of the Company's Dutch auction tender offer which was completed in August 1997.

SEASONALITY OF BUSINESS

The Company's business is seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 1998 quarterly sales and income. Second quarter 1998 operating results are not necessarily indicative of anticipated quarterly results throughout the balance of the year.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

At July 4, 1998 the Company's cash, cash equivalents and short-term investments were $.8 million, compared to $22.5 million at December 31, 1997 and $42.6 million at June 30, 1997. Net working capital at July 4, 1998 was $78.8 million as compared to $82.8 million at the end of 1997 and $106.3 million at June 30, 1997. The Company's current ratio was 2.7 to 1 at July 4, 1998, and at the end of 1997, compared to 3.8 to 1 at June 30, 1997. The reduction in cash, cash equivalents and short-term investments, net working capital, and current ratio at July 4, 1998 compared to June 30, 1997 is attributable primarily to the Company's stock repurchases, offset in part by cash generated from operations.

Accounts receivable at July 4, 1998 were $28.8 million compared to $20.9 million at June 30, 1997. This increase in accounts receivable related primarily to a combination of increased wholesale sales resulting from the second quarter of 1998 ending on July 4, 1998, along with much higher sales of the Company's classics line in June 1998.

Inventories at July 4, 1998 were $75.8 million, compared to $60.8 million at June 30, 1997. Management believes that at July 4,
1998 inventory levels are generally appropriate for anticipated business activities for the remainder of 1998.

The Company's capital expenditures for the first six months of 1998 of $6.7 million compares to $3.0 million for the first six months of 1997. This increase is primarily due to the Company's upgrade of its distribution systems and Whitehouse, Tennessee distribution facilities. Capital expenditures for all of 1998 are currently planned to be in the range of $13.0 million, including approximately $8.0 million related to the distribution system and facilities project.

On August 25, 1997, the Company's Board of Directors authorized a 500,000 share repurchase program of the Company's Class A common stock. During the second quarter of 1998, the Company repurchased 272,300 shares of its Class A common stock under this program for approximately $10.3 million. Through July 4, 1998, the Company has repurchased a total of 413,800 shares of its Class A common stock under this repurchase program for approximately $14.9 million.

At July 4, 1998 and June 30, 1997 the Company had no outstanding long-term debt. The Company believes that its cash and cash equivalents at July 4, 1998, credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs and planned capital expenditures for the remainder of 1998.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current assumptions and expectations that involve risks and uncertainties. Actual results may differ materially. The Company's future results of operations and financial position can be influenced by such factors as the level of consumer spending for apparel, particularly in the children's wear segment, overall consumer acceptance of the Company's product styling, the financial strength of the retail industry, including, but not limited to, business conditions and the general economy, competitive factors, risk of non-payment of accounts receivable, failure of Company suppliers to timely deliver needed raw materials, as well as risk associated with foreign operations.
In addition, the inability to ship Company products within agreed timeframes due to unanticipated manufacturing delays or the failure of Company contractors to deliver products within scheduled timeframes, are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia. If the current financial and related difficulties were to adversely impact the Company's contractors in the Asian region, it could disrupt the supply of products contracted for by the Company.

The forward-looking statements included herein are only made as of the date of this report. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


                 PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The registrant's annual meeting of stockholders was held on May 1, 1998 (the "1998 Annual Meeting"). A majority of the shares of each class of the registrant's Common Stock, represented in person or by proxy, was required to constitute a quorum for action to be taken by such class. A total of 7,863,890 shares of Class A Common Stock and 992,175 shares of Class B Common Stock were represented, in person or by proxy, at the 1998 Annual Meeting, constituting a quorum of each class.

With respect to the proposal to amend stock dividend provisions of the Company's Certificate of Incorporation, the following votes were cast in favor of and withheld:

                       Votes in favor   Votes withheld   Broker non-votes

Class B Common Stock        967,316            50           24,809

With respect to the election of Class A Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

Nominee             Votes in favor   Votes withheld  Broker non-votes

Orren J. Bradley      7,785,788         78,102              0
Jerry M. Hiegel       7,785,288         78,602              0

With respect to the election of Class B Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

Nominee             Votes in favor   Votes withheld  Broker non-votes

Douglas W. Hyde         990,915          1,260              0
Michael D. Wachtel      990,915          1,260              0
David L. Omachinski     990,915          1,260              0
Steve R. Duback         990,915          1,260              0
Shirley A. Dawe         990,915          1,260              0
William F. Wyman        990,915          1,260              0
Stig A. Kry             990,915          1,260              0


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

(a) Exhibits
 3.1 Certificate of Incorporation of OshKosh B'Gosh, Inc. as restated, May 7, 1998.

(b) Reports on Form 8-K
    None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						OSHKOSH B'GOSH, INC.

Date:	7/22/98			          	/S/DOUGLAS W. HYDE
						                     Chairman of the Board, President
						                     Chief Executive Officer and Director


Date:	7/22/98			         	/S/DAVID L. OMACHINSKI
                    						Vice President-Finance, Treasurer
                    						Chief Financial Officer and Director