Form 10-Q
period 1998-10-03
OSHKOSH B GOSH INC
filed 1998-10-21
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                                COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q
(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   	SECURITIES	EXCHANGE ACT OF 1934

               For the quarterly period ended October 3, 1998

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

As of October 3, 1998, there were outstanding 15,816,686 shares of Class A Common Stock and 2,338,544 shares of Class B Common
Stock.


                             	FORM 10-Q

               	OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                               	INDEX
                                                         												Page

Part I.  Financial Information

Item 1.  Financial Statements

        	Condensed Consolidated Balance Sheets-October 3, 1998
		       and December 31, 1997		                          			  		      3

       		Unaudited Condensed Consolidated Statements of
       		Income-Three Month and Nine Month Periods Ended
       		October 3, 1998 and September 30, 1997					                   4

       		Unaudited Condensed Consolidated Statements
       		of Cash Flows-Nine Month Periods Ended October 3, 1998
       		and September 30, 1997						                               	  5

       		Notes to Condensed Consolidated Financial
       		Statements		                                         							  6

Item 2.	Management's Discussion and Analysis of Results of
        Operations and Financial Condition               	       				  7

Part II.	Other Information			                                   						13

Signatures	                                                 										13

               OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                       (Dollars in thousands)
						   	                                    October 3,      December 31,
                                                 1998             1997 *
                                             (Unaudited)
Assets
Current assets
 Cash and cash equivalents                   $   1,084        $    13,779
 Short-term investments                             --              8,700
 Accounts receivable                            37,427             23,278
 Inventories                                    69,362             68,226
 Prepaid expenses and other current assets       2,280              1,265
 Deferred income taxes                          15,100             15,800
Total current assets                           125,253            131,048

Property, plant and equipment                   69,547             62,192
 Less accumulated depreciation and
 amortization                                   33,090             29,237
Net property, plant and equipment               36,457             32,955

Deferred income taxes                            5,400              5,500
Other assets                                     4,758              5,285

Total assets                                 $ 171,868        $   174,788

Liabilities and shareholders' equity
Current liabilities
 Short-term borrowings                       $   5,450        $        --
 Accounts payable                                4,394             10,273
 Accrued expenses                               47,369             38,013
Total current liabilities                       57,213             48,286

Employee benefit plan liabilities               14,172             13,345

Shareholders' equity
 Preferred stock                                    --                --
 Common stock:
   Class A                                         158               174
   Class B                                          23                24
 Retained earnings                             100,302           112,959
Total shareholders' equity                     100,483           113,157

Total liabilities and shareholders' equity  $  171,868        $  174,788

* Condensed from audited financial statements.
See notes to condensed consolidated financial statements.

                 OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Income
                (In thousands, except per share amounts)
                              (Unaudited)


                        Three month period ended  Nine month period ended
                       October 3,  September 30,    October 3,  September 30,
                         1998           1997           1998          1997

Net sales              $ 131,046    $ 124,922       $ 315,869    $ 293,429
Cost of products sold     80,242       78,320         194,900      190,751
Gross profit              50,804       46,602         120,969      102,678
Selling, general and
 administrative expenses  30,767       29,382          91,129       83,041
Royalty income, net       (2,446)      (3,167)         (6,242)      (6,179)
Operating income          22,483       20,387          36,082       25,816
Other income (expense)
 Interest expense           (113)         (75)           (285)        (204)
 Interest income             169          338             666        1,403
 Miscellaneous               (17)           1             (91)        (144)
Other income-net              39          264             290        1,055
Income before income
 taxes                    22,522       20,651          36,372       26,871
Income taxes               9,008        8,259          14,686       10,749
Net income             $  13,514    $  12,392        $ 21,686    $  16,122
Net income per common
 share
 Basic                 $    0.71    $    0.58        $   1.12    $    0.71
 Diluted               $    0.70    $    0.58        $   1.10    $    0.71
Weighted average common
 shares outstanding
 Basic                    18,907       21,344          19,385       22,756
 Diluted (Including
 share equivalents)       19,228       21,534          19,669       22,850
Cash dividends per
 common share
  Class A              $    0.05    $   0.035        $   0.12    $   0.105
  Class B              $  0.0425    $    0.03        $ 0.1025    $    0.09

See notes to condensed consolidated financial statements.

                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)


                                              Nine month period ended
                                         October 3,           September 30,
                                            1998                   1997

Cash flows from operating activities
  Net income                             $   21,686           $   16,122
  Depreciation                                5,939                6,412
  Provision for deferred income taxes           800                1,000
  Items in income not affecting cash          1,471                1,847
  Changes in current assets                 (16,301)              (2,853)
  Changes in current liabilities              3,864                6,466

Net cash provided by operating
 activities                                  17,459               28,994
Cash flows from investing activities
  Additions to property, plant and
   equipment                                 (9,848)              (5,140)
  Proceeds from disposal of assets              224                2,096
  Sale of short-term investments, net         8,700               10,040
  Other                                          67               (2,248)

Net cash provided by (used in)
 investing activities                          (857)               4,748

Cash flows from financing activities
  Proceeds from short-term borrowings         5,450                   --
  Cash dividends paid                        (2,292)              (2,305)
  Repurchase of common stock                (33,009)             (40,068)
  Common shares issued, net                     554                   20

Net cash used in financing activities       (29,297)             (42,353)

Net decrease in cash and cash
 equivalents                             $  (12,695)          $   (8,611)

See notes to condensed consolidated financial statements.

                 OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements
                             (Unaudited)

Note 1.  Basis of Preparation

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of October 3, 1998 and the results of operations for the three-month and nine-month periods ended October 3, 1998 and September 30, 1997 and cash flows for the nine-month periods ended October 3, 1998 and September 30, 1997.

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

Effective January 1, 1998, the Company changed its fiscal year from a calendar year to a 52/53-week year ending on the Saturday closest to December 31 (January 2, 1999 for fiscal 1998). Each quarter will generally consist of a 13-week period ending on a Saturday. Due to the conversion to a 52/53-week year, the three month period ended October 3, 1998 was one day shorter than the comparative period in fiscal 1997.

Shareholders' equity, share and per share amounts for all periods presented have been adjusted for the 2 for 1 stock split declared by the Company's Board of Directors on August 10, 1998, effected in the form of a stock dividend.

Note 2.  Inventories

A summary of inventories follows:
                         								  October 3,	      December 31,
                       								       1998              1997
       							                         (Dollars in thousands)

Finished goods			              			$    61,626	      $   49,400
Work in process 						                  6,809	          14,782
Raw materials							                      927	           4,044

Total		          					            $    69,362	      $   68,226

The replacement cost of inventory exceeds the above LIFO costs by $14,678 and $14,138 at October 3, 1998 and December 31, 1997,
respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                          As a Percentage of Net Sales for the
                  Three month period ended        Nine month period ended
                   Oct. 3, 1998  Sept. 30, 1997  Oct. 3, 1998  Sept. 30, 1997

Net sales               100.0%        100.0%          100.0%        100.0%
Cost of products sold    61.2%         62.7%           61.7%         65.0%
Gross profit             38.8%         37.3%           38.3%         35.0%
Selling, general and
 administrative expenses 23.5%         23.5%           28.9%         28.3%
Royalty income, net      (1.9%)        (2.5%)          (2.0%)        (2.1%)
Operating income         17.2%         16.3%           11.4%          8.8%
Other income, net          --           0.2%             0.1%          .4%
Income before income
 taxes                   17.2%         16.5%            11.5%         9.2%
Income taxes              6.9%          6.6%             4.6%         3.7%
Net income               10.3%          9.9%             6.9%         5.5%


Net Sales

Consolidated net sales for the three month period ended October 3, 1998 were $131.0 million, a $6.1 million increase (4.9%) over 1997 third quarter net sales of $124.9 million. Consolidated net sales for the nine month period ended October 3, 1998 were $315.9 million, a $22.5 million increase (7.7%) from net sales of $293.4 million for the first nine months of 1997. The Company's net sales for the three month and nine month periods ended October 3, 1998 and September 30, 1997 are summarized as follows:

                                      Net Sales
                                     (in millions)
                           Domestic
                        Wholesale      Retail    International      Total
Three month period
 ended:
  October 3, 1998       $   70.1       $ 59.3      $  1.6          $ 131.0
  September 30, 1997        69.7         53.5         1.7            124.9
 Increase (decrease)          .4          5.8        (0.1)             6.1

Percent increase
 (decrease)                  0.6%        10.8%       (5.9%)            4.9%

Nine month period
 ended:
  October 3, 1998       $  175.9       $135.5      $  4.5         $  315.9
  September 30, 1997       165.9        122.0         5.5            293.4
 Increase (decrease)        10.0         13.5        (1.0)            22.5

Percent increase
 (decrease)                  6.0%        11.1%      (18.2%)            7.7%

The Company's domestic wholesale unit shipments for the three month and nine month periods ended October 3, 1998 were up 4.1% and 7.5%, respectively, over the corresponding three month and nine month periods of 1997. The Company currently anticipates a 5% to 7% increase in wholesale unit shipments for the remainder of 1998 as compared to 1997.

The Company's third quarter 1998 retail sales increase resulted from a combination of an 8.1% comparable store sales gain and sales volume from stores opened subsequent to September 30, 1997.
 The Company's increase in retail sales for the first nine months of 1998 resulted from a combination of an 8.8% comparable store sales gains and sales volume from newly opened stores.
Comparable store sales for 1998 were also favorably impacted by increased sales of Genuine Girl and Genuine Blues branded products for the entire period. These bigger sizes were introduced during the first quarter of 1997. For the remainder of 1998, the Company currently anticipates comparable store sales gains in the middle single digit range.

At October 3, 1998 the Company operated 121 domestic OshKosh retail stores, including 113 outlet stores and 8 showcase stores. During the third quarter of 1998, the Company opened 1 outlet store and closed 1 existing store. At September 30, 1997, the Company operated 116 domestic OshKosh retail stores, including 108 outlet stores and 8 showcase stores. Current Company plans for the remainder of 1998 call for the addition of 3 retail stores.

Gross Profit

The Company's gross profit margin as a percent of net sales improved to 38.8% in the third quarter of 1998, compared to 37.3% in the third quarter of 1997. For the nine month period ended October 3, 1998, gross profit margin as a percent of net sales was 38.3%, compared to 35.0% for the first nine months of 1997. This gross profit margin improvement was due primarily to continued implementation and execution of the Company's sourcing strategy, improved operating efficiencies at the Company's domestic sewing facilities and the Company's continuing focus on product design and development activities. The Company's current 1998 sourcing plan indicates that approximately 40% of units will be produced at the Company's domestic facilities as compared to 47% in 1997.

Selling, General and Administrative Expenses (S,G&A)

S,G&A expenses for the three month and nine month periods ended October 3, 1998 increased $1.4 million and $8.1 million over the three and nine month periods ended September 30, 1997, respectively. As a percentage of net sales, S,G&A expenses were 23.5% and 28.9% for the three month and nine month periods ended October 3, 1998 as compared to 23.5% and 28.3% in the comparable periods of 1997. The increase in S,G&A expenses relates primarily to a combination of continued expansion of the Company's retail operations, increased volume of wholesale unit shipments, and expansion of the Company's brand enhancing activities.


Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. Royalty income for the three month period ended October 3, 1998 decreased $.7 million (22.8%) from the three month period ended September 30, 1997. This decrease resulted primarily from the Company's decisions to not renew its domestic outerwear license (which expired in May 1998) and its Japanese license arrangement (which ended in March 1998). Year to date royalty income of $6.2 million is flat with 1997 comparable period royalty income. The Company currently anticipates royalty income for the fourth quarter of 1998 to be relatively flat compared with the fourth quarter of 1997.

Operating Income

As a result of the factors described above, the Company's operating income for the three month and nine month periods ended
October 3, 1998 increased to $22.5 million and $36.1 million as compared to $20.4 million and $25.8 million for the comparable periods in 1997.

Income Taxes

The Company's effective tax rates for the three month and nine month periods ended October 3, 1998 of approximately 40% and 40.4%, respectively, are comparable with 1997.

Net Income Per Common Share

The computation of net income per common share for the third quarter and first nine months of 1998 reflected a lower number of weighted average outstanding shares as compared to the same periods in 1997 (after retroactive consideration of the Company's September 1998 two-for-one stock split), primarily as a result of the Company's Dutch auction tender offer which was completed in August 1997 along with ongoing open market share repurchases under Company announced share repurchase programs.

SEASONALITY OF BUSINESS

The Company's business is increasingly seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 1998 quarterly sales and income. Third quarter 1998 operating results are not necessarily indicative of anticipated quarterly results throughout the balance of the year.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

At October 3, 1998 the Company's cash, cash equivalents and short-term investments were $1.1 million, compared to $22.5 million at December 31, 1997 and $22.6 million at September 30, 1997. The Company had short-term borrowings under its credit facilities of $5.5 million at October 3, 1998 as compared to no short-term borrowings at December 31, 1997 and September 30, 1997. Net working capital at October 3, 1998 was $68.0 million as compared to $82.8 million at the end of 1997 and $80.1 million at September 30, 1997. The Company's current ratio was 2.2 to 1 at October 3, 1998 as compared to 2.7 to 1 at the end of 1997 and
2.6 to 1 at September 30, 1997. The reduction in cash, cash equivalents and short-term investments, net working capital, and current ratio at October 3, 1998, along with the increased short-term borrowings as compared to September 30, 1997 is attributable primarily to the Company's stock repurchases, offset in part by cash generated from operations.

Accounts receivable at October 3, 1998 were $37.4 million compared to $33.5 million at September 30, 1997. Inventories at October 3, 1998 were $69.4 million, compared to $55.0 million at September 30, 1997. The increase in inventory levels reflects the earlier receipt of Holiday merchandise in 1998 to provide improved complete and on time deliveries to the retail marketplace. Management believes that at October 3, 1998 inventory levels are generally appropriate for anticipated business activities for the remainder of 1998.

The Company's capital expenditures for the first nine months of 1998 of $9.8 million compares to $5.1 million for the first nine months of 1997. This increase is primarily due to the Company's upgrade of its distribution systems and Whitehouse, Tennessee distributing facilities. Capital expenditures for all of 1998 are currently planned to be in the range of $12.0 million, including approximately $8.0 million related to the distribution system and facilities project.

On August 10, 1998, the Company's Board of Directors authorized a two year, $60 million share repurchase program of the Company's Class A common stock. During the third quarter of 1998, the Company repurchased 1,087,900 shares of its Class A common stock under this program for approximately $22.7 million. During the first nine months of 1998, the Company repurchased 1,632,500 shares of its Class A common stock under its current and prior repurchase programs for approximately $33.0 million.

At October 3, 1998 and September 30, 1997 the Company had no outstanding long-term debt. The Company believes that its cash and cash equivalents at October 3, 1998, credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs and planned capital expenditures for the remainder of 1998.

YEAR 2000

The Year 2000 issue involves computer programs and embedded microprocessors in computer systems and other equipment that utilize two digits rather than four to define the applicable year. These systems may be programmed to assume that all two digit dates are preceded by "19", causing "00" to be interpreted as 1900 versus 2000. This could result in the possible failure of those programs and devices to properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize date sensitive information could generate erroneous data or a system failure.

The Company has a formal Year 2000 compliance project that addresses the Company's information technology systems. The Company has identified three phases of its Year 2000 project: 1) affected systems inventory, 2) problem assessment, and 3) remediation and testing. As of October 3, 1998, the inventory and assessment phases have been completed, and significant progress has been made in the remediation and testing phase. The Year 2000 project is currently anticipated to be complete in early 1999. The Company does not expect the costs associated with ensuring Year 2000 compliance to have a material impact on the Company's business, operations or financial condition. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations and are being expensed as incurred.

If some or all of the Company's remediated or replaced internal computer systems fail the testing phase, or if any software applications or embedded microprocessors critical to the Company's operations are overlooked in the assessment and remediation phases, there could be a material adverse effect on the Company's results of operations, liquidity and financial condition of a magnitude which the Company has not fully analyzed.

The Company has requested written confirmation from what it believes to be all of its significant suppliers as to their Year 2000 compliance status, and has taken steps to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. There can be no assurance that the systems of other companies with which the Company does business will be timely converted or that any such failure to upgrade or convert would not have an adverse effect on the Company's systems and operations.

If the vendors of the Company's most important goods and services, or suppliers of the Company's necessary energy, telecommunications and transportation needs, fail to provide the Company with the materials and services which are necessary to produce, distribute and sell its products, the electrical power and other utilities to sustain its operations, or reliable means of obtaining supplies and transporting products to its customers, such failures could have a material adverse effect on the results of operations, liquidity and financial condition of the Company.

The Company presently believes that the Year 2000 issue will not pose significant operational problems for its computer systems.
However, the Company does not presently have a formal contingency plan in the event its Year 2000 compliance program is unsuccessful or not completed on a timely basis.

SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective with the Company's financial statements for the fiscal year ending January 2, 1999. This statement establishes standards for reporting information about segments in annual and interim financial statements. This statement introduces a model for segment reporting entitled the "Management Approach." The Company does not believe that this statement will have a significant impact on the consolidated financial statements.


OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current assumptions and expectations that involve risks and uncertainties. Actual results may differ materially. The Company's future results of operations and financial position can be influenced by such factors as the level of consumer spending for apparel, particularly in the children's wear segment, overall consumer acceptance of the Company's product styling, the financial strength of the retail industry, including, but not limited to, business conditions and the general economy, competitive factors, risk of non-payment of accounts receivable, the unanticipated loss of a major customer, failure of Company suppliers to timely deliver needed raw materials, Year 2000 issues, particularly with respect to the Company's vendors and customers, as well as risk associated with foreign operations.
In addition, the inability to ship Company products within agreed timeframes due to unanticipated manufacturing delays or the failure of Company contractors to deliver products within scheduled timeframes, are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia. If the current financial and related difficulties were to adversely impact the Company's contractors in the Asian region, it could disrupt the supply of products contracted for by the Company.

The forward-looking statements included herein are only made as of the date of this report. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

		(a)  Exhibits
    				27  Financial Data Schedule-Article 5 of Regulation S-X

		(b)  Reports on Form 8-K

    				None

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OSHKOSH B'GOSH, INC.

Date:  10/21/98				              /S/DOUGLAS W. HYDE
                           						Chairman of the Board, President
                           						Chief Executive Officer and Director


Date:  10/21/98				              /S/DAVID L. OMACHINSKI
                           						Vice President-Finance, Treasurer,
                           						Chief Financial Officer and Director