Form 10-K405
period 1999-01-02
OSHKOSH B GOSH INC
filed 1999-03-30
CIK 75042

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-K

    Mark One

      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended JANUARY 2, 1999
                                 OR
      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to ___________

                      Commission File No. 0-13365

                          OshKosh B'Gosh, Inc.

                 A DELAWARE Corporation	    		39-0519915
								 	                                    (I.R.S. ID)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

As of March 19, 1999, there were outstanding 15,685,346 shares of Class A Common Stock and 2,260,078 shares of Class B Common Stock, of which 14,996,585 shares and 1,162,140 shares, respectively, were held by non-affiliates of the registrant. Based upon the closing sales price as of March 19, 1999, the aggregate market value of the Class A Common Stock held by non-affiliates was $273,687,676. The Class B Common Stock is no longer listed or quoted on any established trading market, but it is convertible into Class A Common Stock on a share-for-share basis. Based on that conversion right, the value of Class B Common Stock held by non-affiliates was $21,209,055.

DOCUMENTS INCORPORATED BY REFERENCE

OshKosh B'Gosh, Inc. definitive Proxy Statement for its annual meeting to be held on May 7, 1999 (or such later date as the directors may determine), incorporated into Part III



                               INDEX

PART I		                                          								     PAGE
Item 1.		Business								                                        5
       		(a)	General Development of Business				                 5
       		(b)	Financial Information About Industry Segments	      6
       		(c)	Narrative Description of Business				               7
        			  Products	                            						         7
        			  Raw Materials, Manufacturing and Sourcing		         8
        			  Sales and Marketing						                          10
        			  International Licensing and Distribution		    	    11
        			  Trademarks							                                  11
        			  Seasonality							                                 11
        			  Working Capital						                              12
        			  Backlog		                                 					    12
        			  Competitive Conditions	                    				    12
        			  Environmental Matters	                     				    13
        			  Employees	                               						    13

Item 2.		Properties					                                        14

Item 3.		Legal Proceedings							                               15

Item 4.		Submission of Matters to a Vote of Security Holders		  15

PART II
Item 5.		Market for the Registrant's Common Stock and
 		      Related Stockholder Matters						                      15

Item 6.		Selected Financial Data						                          16

Item 7.		Management's Discussion and Analysis of Results
       		of Operations and Financial Conditions				             17

Item 7A.	Quantitative and Qualitative Disclosures About
         Market Risk	                                           26

Item 8.		Financial Statements and Supplemenatary		          		  27

Item 9.		Disagreements on Accounting and Financial Disclosure	  49

PART III
Item 10.	Directors and Executive Officers of the Registrant			  49

Item 11.	Executive Compensation	                         					  49

Item 12.	Security Ownership of Certain Beneficial Owners
       		and Management							                                  49

Item 13.	Certain Relationships and Related Transactions		    	  49

PART IV
Item 14.	Exhibits, Financial Statement Schedule, and Reports
 		      on Form 8-K							                                     49


PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

OshKosh B'Gosh, Inc. (together with its subsidiaries, the "Company") was founded in 1895 and was incorporated in the state of Delaware in 1929. The Company designs, manufactures, sources and markets apparel primarily for the children's wear and youth wear markets. The Company also offers a children's footwear collection. While its heritage began in the men's work wear market, the Company is currently best known for its line of high quality children's wear. It is the Company's vision to become the dominant global marketer of branded products for children ages newborn to ten through leverage of the existing brand franchise in OshKosh B'Gosh and Baby B'Gosh and utilization of the Company's core competencies to supply the market with all appropriate product for children where quality, durability, and fashion innovation are important. The Company is also pursuing niche opportunities in adult apparel, where the Company's century old heritage can provide meaningful differential advantage to address the needs of the marketplace.

The success of the children's wear business can be attributed to the Company's core themes: quality, durability, style, trust and Americana. These themes have propelled the Company to the position of a market leader in the branded children's wear industry. The Company strategically extends the product line and also leverages the economic value of the OshKosh B'Gosh name via both domestic and international licensing agreements.

In addition to the Company's wholesale business, the Company also operates a chain of 122 domestic OshKosh B'Gosh branded stores, including 117 factory outlet stores and five specialty stores. The Company operates an OshKosh B'Gosh showcase store in New York City to feature a full line of OshKosh product in a signature environment designed to reinforce brand awareness among consumers. During 1997, the Company expanded its retail product line in its OshKosh B'Gosh branded stores by offering youth wear sizes for girls and boys under the trade names Genuine Girl (girls sizes 7-16) and Genuine Blues (boys sizes 8-16). Based on the sales performance of the Genuine Girl line in the OshKosh B'Gosh operated retail stores, the Company expanded the distribution of this product line to wholesale customers beginning with the Spring 1998 season.

The Company completed a comprehensive strategic planning initiative in 1996. As part of this initiative and combined with management's commitment to more efficient utilization of working capital, the Company continues to take steps to improve product marketability, streamline operations, reduce its capital base and cost structure and improve delivery performance. These actions included an analysis of product extensions, commitment to wholesale customer base, periodic review of significant licensee arrangements, and development of an effective sourcing strategy, which has resulted in the closing of certain domestic manufacturing facilities.

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

The Company leverages its name and brand equity into a wide variety of children's products including sleep wear, socks, eye wear, educational toys, bedding, and other juvenile products. The Company regularly reviews the seasonal offerings of all related products both locally and internationally for consistency, brand image and quality. The Company earns royalties for use of its name on children's and men's wear products throughout the world, and from related accessories distributed in the United States and worldwide.

(b)  Financial Information About Industry Segments

The Company is engaged in only one line of business, namely, the apparel industry.

(c)  Narrative Description of Business

Products

The Company designs, manufactures, sources and markets a broad range of children's clothing as well as lines of youth wear and footwear under the OshKosh (copyright), OshKosh B'Gosh (copyright), Baby B'Gosh (copyright), Genuine Girl (copyright) and Genuine
Blues (copyright) labels. The products are distributed primarily through better quality department and specialty stores, 122 Company owned domestic stores, and foreign retailers.

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

The Company's children's wear and youth wear business includes a broad range of product categories, which are offered in two main groups: Fashion and Classics. The Fashion group is organized primarily in a collection format of seasonal themes, developed by an in-house product development staff. The products in a collection share a primary design theme which is carried out through fabric design and the distinctive use of colors, screenprint, embroidery, and trim applications. These collections are generally presented as three to five small groups within each merchandising season.

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

Raw Materials, Manufacturing, and Sourcing

All raw materials used in the manufacture of Company products are purchased from unaffiliated suppliers. The Company purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric related to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. In 1998, approximately 77% of the Company's direct expenditures for raw materials (fabric) were from its five largest suppliers, with the largest such supplier accounting for approximately 63% of total raw material expenditures. Fabric and various non-fabric items, such as thread, zippers, rivets, buckles and snaps, are purchased from a variety of domestic and foreign sources, based on quality, pricing, and availability. The fabric and accessory market in which OshKosh B'Gosh purchases its raw materials is composed of a substantial number of suppliers with similar products and capabilities, and is characterized by a high degree of competition. As is customary in its industry, the Company has no long-term contracts with its suppliers. To date, the Company has experienced little difficulty in satisfying its requirements for raw materials, considers its sources of supply to be adequate, and believes that it would be able to obtain sufficient raw materials should any one of its product suppliers become unavailable.

Product development and administration are primarily coordinated from the Company's headquarters facility in Oshkosh, WI or its design studio in New York City. The majority of the product engineering and sample making, allocation of production among plants and independent contractors, material purchases and invoice payments is done through the Company's Oshkosh headquarters. Substantially all designs and specifications utilized by independent manufacturers are provided by the Company.

In 1998, approximately 42% of the Company's product line (excluding footwear) was produced at Company-owned facilities, with the remainder produced by numerous third party contractors throughout the world, in accordance with the Company's specifications. Most domestic production takes place in the Company's three Tennessee and two Kentucky plants. The Company also leases a sewing plant in Honduras, where cut apparel pieces are received from the United States and are reimported by OshKosh B'Gosh as finished goods under Section 9802 (previously Section
807). In 1997 and 1998, as part of the Company's review of manufacturing capacity and utilization, the Company completed the closure of certain domestic manufacturing facilities and continued to expand its use of offshore manufacturing capabilities. These actions were part of the Company's on-going effort to improve its product cost structure. The Company has established guidelines for each of its third party manufacturers in order to monitor product quality, labor practices and financial viability. It also employs agents, based in regional locations abroad, to monitor compliance with design specifications and quality standards. The Company believes that its overall global manufacturing strategy gives the Company maximum flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.

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

Because higher quality apparel manufacturing is generally labor intensive (sewing, pressing, finishing and quality control), the Company has continually sought to take advantage of time saving technical advances in areas like computer-assisted design, computer-controlled fabric cutting, computer evaluation and matching of fabric colors, automated sewing processes, and computer-assisted inventory control and shipping. In order to realize economies of operation within the domestic production facilities, cutting operations are located in one of the Company's five plants, with all domestic product washing, pressing and finishing done in one facility in Tennessee and all screenprint and embroidery done in one facility in Kentucky. Quality control inspections of both semi-finished and finished products are required at each plant, including those of independent manufacturers, to assure compliance.

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

Sales and Marketing

In order to meet the diverse needs of its broad customer base, the Company uses a wide variety of distribution channels to market its products. Wholesale distribution is made primarily through better quality department and specialty stores, although sales are also made through direct mail catalog companies, foreign retailers and other outlets. In 1998, the Company's products were sold to approximately 2,300 wholesale customers (approximately 7,500 stores) throughout the United States, and a sizable number of international accounts.

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

In addition to its wholesale activities, OshKosh B'Gosh products are also sold through 122 Company-owned domestic retail stores, operating under two formats: factory outlet stores and mall-based
specialty stores.   The Company operates 117 domestic factory
outlet stores, which carry a large selection of first quality Company branded apparel at a discount to conventional retail prices. The factory outlet stores also provide a means of distributing excess and out-of-season product, reducing the amount of such product sold to discounters at excessively low
prices.   In addition, the Company operates four regional mall-
based stores and one showcase store. These full price, full service stores feature a full line of OshKosh B'Gosh product in a signature environment designed to convey the total OshKosh image and build brand recognition among customers. The stores are also used to test new styles and merchandising strategies.

The Company's broad distribution base insulates the Company from reliance on any one customer. The Company's largest wholesale customer accounted for 12% of the Company's 1998 sales, while the Company's largest ten and largest 100 customers accounted for approximately 45% and 56% of 1998 sales, respectively.

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

Trademarks

The Company utilizes the OshKoshr, OshKosh B'Goshr, Baby B'Goshr, Genuine Girlr or Genuine Bluesr trademarks on most of its products. Other significant trademarks include a white triangular patch on the back of bib garments and the Genuine Articler. The Company currently has approximately 43 trademark registrations and 1 pending trademark application in the United States and has trademark registrations in approximately 100 countries outside the U.S. These trademarks and universal awareness of the OshKosh B'Gosh name are significant in marketing the products. Therefore, it is the Company's policy to vigorously defend its trademarks against infringement under the laws of the U.S. and other countries. The Company is not aware of any material infringing uses.

Seasonality

Products are designed and marketed primarily for three principal selling seasons:

                         	 			PRIMARY
RETAIL SALES SEASON	       BOOKING PERIOD	       	SHIPPING PERIOD

Spring/Summer		            August-September     		January-April
Fall/Back-to-School		      January-February			    May-August
Winter/Holiday		           April-May		            September-December

The Company's business is increasingly seasonal, with highest sales and income in the third quarter which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest because of both relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 1999 quarterly sales and income.

Working Capital

Working capital needs are affected primarily by inventory levels, outstanding accounts receivable and trade payables. The Company maintains a credit agreement with a number of banks which provides a $60 million revolving credit facility and a $40 million revocable demand line of credit for cash borrowings, issuance of commercial paper and letters of credit. The agreement expires in June, 2001. There were no outstanding borrowings against these credit arrangements at January 2, 1999. Letters of credit of approximately $21 million were outstanding at January 2, 1999.

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

Employees

At January 2, 1999, the Company employed approximately 3,800 persons. Approximately 22% of the Company's personnel are covered by collective bargaining agreements with the United
Garment Workers of America.

ITEM 2.  PROPERTIES

                         Approximate
		                      Floor Area in
Location                	Square Feet     Principal Use

Albany, KY	                20,000       	Manufacturing
Byrdstown, TN	             32,000       	Manufacturing
Celina, TN                 38,250       	Laundering/Pressing
Dallas, TX (1)	             1,995       	Sales Offices/Showroom
Gainesboro, TN 	           61,000       	Sample Production
Jamestown, TN	             43,000       	Manufacturing
Liberty, KY              	218,000        Manufacturing/Warehousing
New York City, NY (2)	     18,255        Sales Offices/Showroom/Design Studio
Oshkosh, WI	               99,000       	Exec. & Operating Offices
Oshkosh, WI	               88,000       	Leased to Outside Party
Oshkosh, WI              	128,000	       Distribution/Warehousing
Red Boiling Springs, TN	   41,000       	Leased to Outside Party
White House, TN          	284,000       	Distribution/Warehousing

All properties are owned by the Registrant with the exception of:

(1) Lease expiration date--2001, (2) Lease expiration date--2007.

The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and adequate for current production. Substantially all of the Company's retail stores occupy leased premises, with lease terms generally in the range of 5 - 7 years. These leasehold interests are generally well suited for the Company's retail operations. For information regarding the terms of the leases and rental payments thereunder, refer to the "Leases" note to the consolidated financial statements on of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

Quarterly Common Stock Data 1

                              1998                              1997


                         Stock price    Dividends    Stock price    Dividends
                        High     Low    per share   High      Low   per share
Class A Common Stock
1st                    $20-1/4 $14-1/2   $0.035   $ 8-9/16  $ 6-7/8  $0.035
2nd                     23      17-3/4    0.035    10-7/8     7-3/4   0.035
3rd                     24-9/16 18-1/4    0.05     14-1/16   10-9/16  0.035
4th                     24-1/4  17-7/8    0.05     17-13/16  13-3/8   0.035

Class B Common Stock
1st                    $---    $---      $0.03    $ 9-3/4   $ 9-9/16 $0.03
2nd                     ---     ---       0.03      9-9/16    9-9/16  0.03
3rd                     ---     ---       0.0425    ---       ---     0.03
4th                     ---     ---       0.0425    ---       ---     0.03


	1 Adjusted for the two-for-one stock split in September 1998.

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

As of February 10, 1999, there were 1,306 Class A common stock shareholders of record and 145 Class B common stock shareholders of record.


ITEM 6.  SELECTED FINANCIAL DATA

                          Financial Highlights
           (Dollars in thousands, except per share amounts)

                                       For the Year Ended
               January 2, December 31, December 31, December 31, December 31,
                  1999        1997        1996         1995         1994
Financial results
 Net sales       $423,232    $395,196     $444,766     $432,266    $363,363
 Net income        29,335      22,558        1,119       10,947       7,039
 Return on sales     6.9%        5.7%         0.3%         2.5%        1.9%
Financial condition
 Working capital $ 76,876     $ 82,762     $104,641     $ 95,414    $101,946
 Total assets     162,568      174,788      196,033      208,579     217,211
 Shareholders'
 equity           103,017      113,157      138,077      150,078     158,814
Data per common share
 Net income
  Basic          $   1.54     $   1.02     $    .05     $    .43    $    .25
  Diluted            1.52         1.02          .05          .43         .25
 Cash dividends
 declared
  Class A             .17          .14          .14          .14         .19
  Class B            .145          .12          .12          .12         .17
 Shareholders'
 equity              5.75         5.74         5.86         6.03        5.88


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

				                                          As a Percentage of Net Sales
 				                                             for the Year Ended
                                         January 2,*          December 31,
                                           1999             1997      1996
Net sales                                 100.0%           100.0%    100.0%
Cost of products sold                      60.9%            63.5%     67.6%
Gross profit                               39.1%            36.5%     32.4%
Selling, general and
 administrative expenses                   29.5%            29.2%     27.4%
Special charges                             --               --        7.4%
Royalty income, net                        (2.0%)           (2.0%)    (1.4%)
Operating income (loss)                    11.6%             9.3%     (1.0%)
Other income--net                           0.1%             0.3%      0.1%
Income (loss) before income taxes          11.7%             9.6%     (0.9%)
Income taxes (benefit)                      4.8%             3.9%     (1.2%)
Net income                                  6.9%             5.7%      0.3%

* Effective January 1, 1998, the Company changed its fiscal year to a 52/53 week period ending on the Saturday closest to December
31. Accordingly, the Company's fiscal year 1998 ended January 2, 1999. This change did not have a material impact on the comparability of the Company's 1998 results of operations with 1997 and 1996.

1998 Compared to 1997

Net Sales

Net sales in 1998 were $423.2 million, a $28.0 million (7.1%) increase over 1997 net sales of $395.2 million. A summary of the Company's net sales for the years ended January 2, 1999 and December 31, 1997 follows:

                                    Net Sales
                                  (in millions)

                          Domestic
                   Wholesale      Retail    International    Total

1998                $ 226.1      $ 191.4       $ 5.7        $ 423.2
1997                  214.1        173.9         7.2          395.2
Increase (decrease)    12.0         17.5        (1.5)          28.0

Percent increase
 (decrease)             5.6%        10.1%      (20.8%)          7.1%

The Company's 1998 domestic wholesale unit shipments were up approximately 7.8% over 1997. The increases in unit shipments and sales dollars were the result of increased demand for the Company's fashion and classics product offerings. The Company currently anticipates relatively flat unit shipments for the first half of 1999 and a 3% to 5% increase in unit shipments for the remainder of the year.

The Company's 1998 increased retail sales resulted from a combination of a 4.9% comparable store sales gain and sales volume from newly opened stores. Comparable store sales for 1998 were favorably impacted by increased sales of Genuine Girl and Genuine Blues branded products for the entire period. These bigger sizes were introduced during the first quarter of 1997.

During 1998, the Company opened 10 factory outlet stores, closed
4 factory outlet stores, and closed 3 showcase stores.  At
January 2, 1999, the Company operated 122 domestic OshKosh B'Gosh retail stores, including 117 factory outlet stores and 5 showcase stores.

Current Company plans for 1999 call for the addition of approximately 9 new OshKosh B'Gosh retail stores. For 1999, the Company currently anticipates low single digit comparable store sales gains.

Gross Profit

The Company's gross profit margin as a percent of net sales increased to 39.1% in 1998 compared with 36.5% in 1997. This gross profit margin improvement was due primarily to continued implementation and execution of the Company's global sourcing strategy, improved operating efficiencies at the Company's domestic sewing facilities, and the Company's continuing focus on product design and development activities. During 1998, approximately 42% of units sourced were in the Company's domestic facilities as compared to 47% in 1997. The Company's current 1999 sourcing plan indicates that approximately 36% of units will be produced at the Company's domestic facilities.

Selling, General and Administrative Expenses (S,G&A)

The Company's S,G&A expenses for 1998 of $124.8 million were $9.4 million over 1997 S,G&A expenses of $115.4 million. As a percent of net sales, S,G&A expenses were 29.5% in 1998 as compared to 29.2% in 1997. The primary reasons for these increased expenses relate to a combination of continued expansion of the Company's retail operations, increased volume of wholesale unit shipments, and expansion of the Company's brand enhancing activities.

Special Charges

The Company recorded special charges in 1996 related to the discontinuance of the Genuine Kids retail store chain, wind-down of the Company's European subsidiaries and transfer of the European business to a licensee, closing of three domestic sewing facilities, and the write-down of the Company's remaining manufacturing facilities and related assets to management's estimate of fair value. By January 2, 1999 the Company has substantially completed the execution of its plan to eliminate the underperforming elements of the Company's business and the adjustment of its domestic manufacturing capacity to improve efficiency. The reserve balance at January 2, 1999 is considered adequate for the remaining plans and related contingencies.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. The Company's net royalty income was $8.2 million in 1998, a $.3 million increase over 1997 net royalty income of $7.9 million. Royalty income from domestic licensees was approximately $2.8 million in 1998 as compared to $2.6 million in 1997. Royalty income from foreign licensees was approximately $5.4 million in 1998 as compared to $5.3 million in 1997. The Company's 1998 foreign licensee royalty income was negatively impacted by adverse economic conditions in Asia and the Company's decision not to renew its Japanese license arrangement (which ended in March
1998). These adverse conditions were offset by increased royalty income from the Company's Canadian and European licensees.

The Company currently anticipates an increase in its net royalty income from licensees in 1999 of approximately 6 to 8%.

Operating Income

As a result of the factors described above, the Company's 1998 operating income improved to $48.9 million. This represents a 32.6% improvement over 1997 operating income of $36.9 million.

Other Income-Net

The Company's 1998 net other income decreased to $.4 million as compared to $1.3 million in 1997. The Company's interest income in 1998 was approximately $.9 million lower than in 1997 as a result of significantly lower cash and short-term investments carried by the Company in 1998.

Income Taxes

The Company's 1998 effective income tax rate was approximately 40.5% as compared to approximately 41% in 1997. The Company currently anticipates an effective income tax rate of approximately 39% for 1999. This anticipated reduction is due primarily to the implementation of certain planned income taxation strategies.

Net Income

Net income for the year ended January 2, 1999 of $29.3 million was a $6.7 million (30%) increase over net income for the year ended December 31, 1997 of $22.6 million. The Company's ongoing stock repurchase programs resulted in a reduction in its weighted-average diluted shares outstanding during 1998. This decrease, combined with the 30% increase in net income, resulted in a 49% increase in diluted earnings per share for 1998 of $1.52 as compared to $1.02 in 1997.

1997 Compared to 1996

Net Sales

Net sales in 1997 were $395.2 million, a $49.6 million (11.2%) decrease as compared to 1996 net sales of $444.8 million. The Company's 1997 domestic wholesale business of approximately $214.1 million was $43.0 million (16.7%) less than 1996 sales of approximately $257.1 million.
Wholesale unit shipments were down approximately 19.2% from 1996 unit shipments. This decrease in unit shipments for 1997 resulted primarily from a combination of the Company's strategic decision to reduce distribution and a significant reduction in unit shipments of close-out merchandise. Shipments of first quality garments during 1997 were down approximately 14.7% as compared to 1996.

The Company's retail sales at its OshKosh B'Gosh stores of approximately $173.9 million increased $47.3 million (37.4%) over 1996 sales of $126.6 million. Retail sales in 1996 included $33.9 million from its Genuine Kids stores. The Company's 1997 increased retail sales at its OshKosh B'Gosh stores resulted from both the conversion and combination of a total of 22 Genuine Kids stores in early January 1997, as well as comparable store sales gains. The 24.5% comparable store sales gain reported in 1997 reflected both an increase in sales of OshKosh B'Gosh branded products, along with the introduction of an expanded retail product line to include bigger sizes under the labels Genuine Girl (girls sizes 7-16) and Genuine Blues (boys sizes 8-16). Net sales of Genuine labeled products were approximately $22.1 million during 1997, representing approximately 12.7% of total Company retail sales at Company operated stores.

During 1997, the Company opened 10 OshKosh B'Gosh stores, converted 15 Genuine Kids stores to OshKosh stores, combined 7 Genuine Kids stores into an existing OshKosh store (the Genuine Kids store was immediately adjacent to the OshKosh store), closed 6 OshKosh stores and closed the remaining 36 Genuine Kids stores (all Genuine Kids stores were closed in early January). At December 31, 1997, the Company operated 119 domestic OshKosh retail stores, including 111 factory outlet stores and 8 showcase stores.

Gross Profit

The Company's gross profit margin as a percent of net sales increased to 36.5% in 1997 compared with 32.4% in 1996. This gross profit margin improvement was primarily due to continued implementation and execution of the Company's sourcing strategy, improved operating efficiencies at the Company's domestic sewing facilities, and a substantial reduction in the sale of close-out merchandise during 1997. During 1997, approximately 47% of units sourced were in the Company's domestic facilities as compared to 65% in 1996.

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

Special Charges

During 1996, the Company recorded special charges related to the discontinuance of the Genuine Kids retail store chain, wind-down of the Company's European subsidiaries and transfer of the European business to a licensee, closing of three domestic sewing facilities, and write-down of the Company's remaining manufacturing facilities and related assets to management's estimate of fair value. During 1997, the Company continued to execute its plan to eliminate underperforming elements of the Company's business and to adjust its domestic manufacturing capacity to improve efficiency.

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

Net Income

Net income for the year ended December 31, 1997 of $22.6 million was a $21.5 million increase over net income for the year ended December 31, 1996 of $1.1 million. Excluding the special charges recorded by the Company in 1996, the Company's 1997 net income increase was $6.3 million (38.7%) over 1996. 1997 diluted earnings per share of $1.02 compares to $.05 per share in 1996.

Seasonality of Business

The Company's business is increasingly seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest both because of relatively low domestic wholesale unit shipments and relatively modest retail outlet store sales during this period. The Company anticipates this seasonality trend to continue to impact 1999 quarterly sales and income.

Year 2000 Considerations

General

The Year 2000 issue involves computer programs and imbedded microprocessors in computer systems and other equipment that utilize two digits rather than four digits to define the applicable year. These systems need to be modified to process and properly recognize date sensitive information before, on, or after December 31, 1999. Without modification, these systems may not properly recognize date sensitive information when the year changes to 2000 and could generate erroneous data or a system failure.

State of Readiness

To assess the business risk associated with the Year 2000 issue, the Company has divided its review into four major areas. These areas include:

     1. Computer hardware and application software programs that comprise the Company's primary business systems.
     2. PC hardware and software, including LANS and servers that comprise various aspects of the Company's business.
     3. Communications with what the Company believes to be all of its significant customers and vendors regarding the status of their Year 2000 compliance programs.
     4. Other non-information technology aspects of the Company's business.

The Company has identified three phases of its Year 2000 project applicable to various portions of the above major areas, which include a systems inventory of all hardware and programs, problem assessment, and remediation and testing.

The Company has established a formal Year 2000 compliance project that addresses the Company's significant business systems. This project has an internal project leader to coordinate the inventory, problem assessment, and remediation and testing of the Year 2000 issues affecting the Company's information and other business systems.

As of February 1999, the systems inventory, problem assessment, and approximately 90% of the remediation and testing have been completed as it relates to the Company's computer hardware and application software programs. We currently anticipate this portion of the project will be substantially completed and all of these systems will be Year 2000 compliant by April 1999.

All the Company's personal computers have been inventoried and problem assessment has been completed. Based on this assessment, significant remediation is not necessary, as we do not anticipate any major problems with our PC based hardware or software as a result of the Year 2000.

The Company has received confirmation from what it believes to be all of its significant vendors and customers as to their Year 2000 compliance status and has taken steps to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues.

The Company has completed the systems inventory and problem assessment related to all other essential non-information technology systems, and has initiated appropriate remediation and testing which is expected to be completed by mid-1999.

Costs

The Company is executing the Year 2000 program primarily with existing internal resources and some outside consultants. The Company has and will spend an aggregate of approximately $1 million, of which approximately $.8 million has been incurred through January 2, 1999, on its remediation efforts. All costs associated with the Year 2000 compliance are being funded with cash flow generated from operations and are being expensed as incurred. These amounts do not have a material impact on the Company's business, operations, or financial condition.

Risks

At this time, the Company believes that it is adequately addressing the Year 2000 issues, but there can be no assurance that the Year 2000 issues will not have a material adverse affect on the business, financial condition, or results of operations of the Company. Additionally, disruptions in the economy generally resulting from the Year 2000 problem could have a material adverse effect on the Company.

There can be no assurance that the systems of other companies with which the Company does business will be timely converted, or that any such failure to upgrade or convert would not have an adverse effect on the Company's systems and operations.

If the vendors of the Company's most important goods and services, or suppliers of the Company's necessary energy, telecommunications and transportation needs fail to provide the Company with the materials and services which are necessary to produce, distribute, and sell its products, such failures could have a materially adverse effect on the result of operations, liquidity and financial condition of the Company.

Contingency Plans

The Company presently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. The Company does plan to have its personnel "standing by" at the end of the year to resolve any potential problems as rapidly as possible. These problems are expected to be minimal.

Financial Position, Capital Resources and Liquidity

The Company's financial position remains strong, as demonstrated by its balance sheet. At January 2, 1999, the Company's cash, cash equivalents and short-term investments were $16.8 million, compared to $22.5 million at the end of 1997. This reduction is attributable to the Company's stock repurchases, offset in part by cash generated from operations. Net working capital at January 2, 1999 was $76.9 million compared to $82.8 million at December 31, 1997, and $104.6 million at December 31, 1996. Accounts receivable at January 2, 1999 were $24.0 million compared to $23.3 million at December 31, 1997. Inventories at January 2, 1999 were $65.6 million, compared to $68.2 million at the end of 1997. Management believes that January 2, 1999 inventory levels are generally appropriate for anticipated 1999 business activities.

Cash provided by operations amounted to approximately $42.2 million in 1998, compared to $35.9 million in 1997 and $55.6 million in 1996. The increase in cash provided by operating activities in 1998 over 1997 is primarily attributable to improved net income. The decrease in cash provided by operating activities in 1997 compared to 1996 is primarily attributable to decreased inventory levels during 1996.

Cash used in investing activities totaled $2.2 million in 1998, compared to $6.5 million in 1997, and $13.3 million in 1996. Capital expenditures were $11.4 million in 1998, compared with $6.6 million in 1997 and $7.3 million in 1996 and are currently
budgeted at $9.6 million for 1999.   The increase in capital
expenditures in 1998 over 1997 and 1996 is primarily due to the Company's upgrade of its distribution systems and Whitehouse, Tennessee distribution facilities. These capital expenditures were offset by reductions in the levels of short-term investments. Depreciation and amortization are currently budgeted at $9.0 million for 1999.

Cash used in financing activities totaled $39.5 million in 1998, compared to $46.9 million in 1997, and $13.5 million in 1996.
The Company's primary financing activities consisted of stock repurchase transactions and dividends.

On August 10, 1998, the Company's Board of Directors authorized a two-year, $60 million repurchase program of the Company's Class A common stock. During 1998, the Company repurchased 1,343,900 shares of its Class A common stock under this program for approximately $27.3 million. For all of 1998, the Company repurchased 1,888,500 shares of its Class A common stock under its current and prior repurchase programs for approximately $37.6 million.

In August 1997 the Company purchased approximately 3,313,000 shares of its Class A common stock and approximately 84,000 shares of its Class B common stock under the terms of its Dutch auction tender offer for approximately $37.7 million. Under the terms of the Dutch auction tender offer, all shares were purchased at $11 per share. For all of 1997, the Company repurchased approximately 3,796,000 shares of its Class A common stock and approximately 84,000 shares of its Class B common stock under all of its authorized repurchase programs for approximately $44 million.

On August 10, 1998 the Company's Board of Directors declared a two-for-one stock split for Class A and Class B common stock, effected in the form of a stock dividend.

Dividends on the Company's Class A and Class B common stock totaled $.17 per share and $.145 per share, respectively, in 1998 and $.14 per share and $.12 per share, respectively, in 1997.

The Company has a credit agreement with participating banks.
This arrangement provides a $60 million revolving credit facility and a $40 million revocable demand line of credit for cash borrowings, issuance of commercial paper and letters of credit. The Company had no outstanding long-term debt at January 2, 1999
or December 31, 1997.   The agreement expires in June, 2001.  The
Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures, remaining special charges, and business development needs.

Inflation

The effects of inflation on the Company's operating results and financial condition were not significant.

FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time the Company may issue press releases and other written communications, and representatives of the Company may make oral statements, which contain forward-looking information. Except for historical information, matters discussed in such oral and written communications, including this report, are forward-looking statements. Such forward-looking statements are based on current assumptions and expectations that involve risks and uncertainties. Actual results may differ materially.

The Company's future results of operations and financial position can be influenced by such factors as the level of consumer spending for apparel, particularly in the children's wear segment, overall consumer acceptance of the Company's product styling, the financial strength of the retail industry, including, but not limited to, business conditions and the general economy, natural disasters, competitive factors, risk of non-payment of accounts receivable, the unanticipated loss of a major customer, failure of Company suppliers to timely deliver needed raw materials, Year 2000 issues, particularly with respect to the Company's vendors and customers, as well as risk associated with foreign operations. In addition, the inability to ship Company products within agreed timeframes due to unanticipated manufacturing delays or the failure of Company contractors to deliver products within scheduled timeframes, are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia. If the current financial and related difficulties were to adversely impact the Company's contractors in the Asian region, it could disrupt the supply of products contracted for by the Company.

The forward-looking statements included herein are only made as of the date of this report. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 7A. Qualitative and Quantitative Disclosures about Market Risk

The registrant does not believe it has material exposure to market risk with respect to any of its investments; the registrant does not utilize market rate sensitive instruments for trading or other purposes. For information regarding the Company's investments, refer to the "Cash equivalents" and "Short-term investments" notes to the consolidated financial statements of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                										Page
Financial Statements:
Report of Independent Auditors                     						  27
Consolidated Balance Sheets - January 2, 1999 and
   December 31, 1997                                    	  28
Consolidated Statements of Income - year ended
   January 2, 1999 and	years ended December 31, 1997
   and 1996                                          				  29
Consolidated Statements of Changes in Shareholders'
   Equity -	year ended January 2, 1999
   and years ended	December 31, 1997 and 1996      						  30
Consolidated Statements of Cash Flows - year ended
   January 2, 1999 	and years ended December 31, 1997
   and 1996                                           			  31
Notes to Consolidated Financial Statements					            32


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
OshKosh B'Gosh, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of OshKosh B'Gosh, Inc. and subsidiaries (the Company) as of January 2, 1999 and December 31, 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended January 2, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at January 2, 1999 and December 31, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                     						ERNST & YOUNG LLP

Milwaukee, Wisconsin
January 29, 1999


                  OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
             (Dollars in thousands, except per share amounts)


                                        January 2, 1999    December 31, 1997
ASSETS
Current assets
  Cash and cash equivalents                $  14,308         $  13,779
  Short-term investments                       2,500             8,700
  Accounts receivable, less allowances
   of $4,240 in 1998 and $4,225 in 1997       24,008            23,278
  Inventories                                 65,584            68,226
  Prepaid expenses and other current assets      862             1,265
  Deferred income taxes                       16,700            15,800
Total current assets                         123,962           131,048
Property, plant and equipment, net            32,380            32,955
Deferred income taxes                          4,900             5,500
Other assets                                   1,326             5,285

Total assets                               $ 162,568         $ 174,788

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                         $   7,638         $  10,273
  Accrued liabilities                         39,448            38,013
Total current liabilities                     47,086            48,286
Employee benefit plan liabilities             12,465            13,345
Commitments                                     --                --
Shareholders' equity
  Preferred stock, par value $.01
   per share:
    Authorized-1,000,000 shares;
    Issued and outstanding-None                 --               --
 Common stock, par value $.01
   per share:
    Class A, authorized-30,000,000
     shares;
     Issued and outstanding-
      15,668,859 shares
      in 1998, 17,345,806 shares
      in 1997                                    157              173
    Class B, authorized-3,750,000
     shares;
     Issued and outstanding-
      2,260,522 shares
      in 1998, 2,364,564 shares in 1997           23               24
  Retained earnings                          102,837          112,960
Total shareholders' equity                   103,017          113,157

Total liabilities and shareholders' equity $ 162,568        $ 174,788

See notes to consolidated financial statements.


                  OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                    Consolidated Statements of Income
             (Dollars in thousands, except per share amounts)


                                              For the Year Ended
                                       January 2, December 31, December 31,
                                         1999         1997        1996

Net sales                             $ 423,232    $ 395,196    $ 444,766
Cost of products sold                   257,700      250,815      300,495

Gross profit                            165,532      144,381      144,271

Selling, general and administrative
  expenses                              124,798      115,439      122,055
Special charges and plant closings         --           --         32,900
Royalty income, net                      (8,186)      (7,945)      (6,100)

Operating income (loss)                  48,920       36,887       (4,584)

Other income (expense):
  Interest expense                         (399)        (305)      (1,088)
  Interest income                           871        1,797        1,326
  Miscellaneous                             (67)        (192)         249

Other income - net                          405        1,300          487

Income (loss) before income taxes        49,325       38,187       (4,097)

Income taxes (benefit)                   19,990       15,629       (5,216)

Net income                            $  29,335    $  22,558    $   1,119

Net income per common share
  Basic                               $    1.54    $    1.02    $     .05
  Diluted                                  1.52         1.02          .05

See notes to consolidated financial statements.



                  OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
         Consolidated Statements of Changes in Shareholders' Equity
         (Dollars and shares in thousands, except per share amounts)

                                                                                       Accumulated
                                       Common Stock            Additional                 Other
                                  Class A        Class B         Paid-In    Retained   Comprehensive
                              Shares  Amount  Shares  Amount     Capital    Earnings      Income
Balance - December 31, 1995   22,380   $224    2,532  $ 25     $   --      $ 149,596      $ 233

  Net income                      --     --       --    --         --          1,119         --
  Dividends
   -Class A ($.14 per share)      --     --       --    --         --         (3,091)        --
   -Class B ($.12 per share)      --     --       --    --         --           (303)        --
  Foreign currency translation
   adjustments                    --     --       --    --         --             --        377
  Conversions of common shares    10     --      (10)   --         --             --         --
  Stock options exercised          6     --       --    --         45             --         --
  Repurchase and retirement of
   common shares,net          (1,346)   (13)      --    --        (45)       (10,090)        --

Balance - December 31, 1996   21,050    211    2,522    25         --        137,231        610

  Net income                      --     --       --    --         --         22,558         --
  Dividends
   - Class A ($.14 per share)     --     --       --    --         --         (2,698)        --
   - Class B ($.12 per share)     --     --       --    --         --           (293)        --
  Foreign currency translation
   adjustments                    --     --       --    --         --             --       (610)
  Conversions of common shares    74     --      (74)   --         --             --         --
  Stock options exercised         18     --       --    --        126             --         --
  Repurchase and retirement of
   common shares              (3,796)   (38)     (84)   (1)      (126)       (43,838)        --

Balance - December 31, 1997   17,346    173    2,364    24         --        112,960         --

  Net income                      --     --       --    --         --         29,335         --
  Dividends
   - Class A ($.17 per share)     --     --       --    --         --         (2,850)        --
   - Class B ($.145 per share)    --     --       --    --         --           (337)        --
  Conversions of common
   shares                        104      1     (104)   (1)        --             --         --
  Stock options exercised        110      1       --    --        779             --         --
  Income tax benefit from stock
   options exercised              (2)    --       --    --        550             --         --
  Repurchase and retirement of
   common shares              (1,889)   (18)      --    --     (1,329)       (36,271)        --

Balance - January 2, 1999     15,669   $157    2,260  $ 23     $   --      $ 102,837       $ --


See notes to consolidated financial statements.


                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (Dollars in thousands)

                                                For the Year Ended
                                         January 2, December 31, December 31,
                                           1999         1997        1996
Cash flows from operating activities
  Net income                             $  29,335   $  22,558    $   1,119
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation                            8,776      12,301       10,998
     Amortization                              630         707          712
     Loss on disposal of assets                160         275          242
     Deferred income taxes                    (300)        600      (13,200)
     Benefit plan expense, net of
      contributions                           (880)       (318)       1,827
     Special charges and plant closings         --          --       32,900
     Changes in operating assets
      and liabilities:
        Accounts receivable                   (730)     (2,774)       4,187
        Inventories                          2,642      (1,427)      28,944
        Prepaid expenses and other
         current assets                        403         625        1,237
        Accounts payable                    (2,635)      4,865       (8,502)
        Accrued liabilities                  4,840      (1,482)      (4,847)
Net cash provided by operating activities   42,241      35,930       55,617

Cash flows from investing activities
  Additions to property, plant and
   equipment                               (11,420)     (6,602)      (7,274)
  Proceeds from disposal of assets           3,054       2,853        3,246
  Sale (purchase) of short-term
   investments, net                          6,200       1,340      (10,040)
  Changes in other assets                      (71)     (4,075)         731
Net cash used in investing activities       (2,237)     (6,484)     (13,337)

Cash flows from financing activities
  Dividends paid                            (3,187)     (2,991)      (3,394)
  Net proceeds from issuance of
   common shares                             1,330         126           45
  Repurchase of common shares              (37,618)    (44,003)     (10,148)
Net cash used in financing activities      (39,475)    (46,868)     (13,497)

Net increase (decrease) in cash
 and cash equivalents                          529     (17,422)      28,783

Cash and cash equivalents at
 beginning of year                          13,779      31,201        2,418

Cash and cash equivalents at end
 of year                                 $  14,308   $  13,779    $  31,201

Supplementary disclosures
  Cash paid for interest                 $     224   $     178    $     948
  Cash paid for income taxes             $  20,112   $  13,565    $   5,213

See notes to consolidated financial statements.


                  	OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
	               Notes to Consolidated Financial Statements
	            (Dollars in thousands, except per share amounts)

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

Inventories - Inventories are stated at the lower of cost or market. Inventories stated on the last-in, first-out
(LIFO) basis represent 99.1% of total 1998 and 99.8% of total 1997 inventories. Remaining inventories are valued using the first-in, first-out (FIFO) method.

Property, plant, and equipment - Property, plant, and equipment are carried at cost or at management's estimate of fair market value if considered impaired under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed Of."
Depreciation and amortization for financial reporting purposes are calculated using the straight-line method based on the following useful lives:

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

Advertising - Advertising costs are expensed as incurred and totaled $12,377, $11,165, and $11,448, in 1998, 1997, and 1996, respectively.

Earnings per share - The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is computed as follows (in thousands):

                                             1998     1997     1996

Denominator for basic earnings per share-
 weighted average shares                    19,072   22,033   24,678
Employee stock options (treasury
 stock method)                                 289      151       16
Denominator for diluted earnings per share  19,361   22,184   24,694

Fiscal year - Beginning in 1998, the Company adopted a change in its fiscal year from a calendar year to a 52/53 week year ending on the Saturday closest to December 31.
Fiscal 1998, which included 52 weeks and three days, ended on January 2, 1999. Fiscal 1997 and 1996 were calendar years ended on December 31. All references to years in this report refer to the fiscal years described above.

Impact of recently issued accounting standards - In
February 1998, the FASB issued SFAS No. 132, "Employers'
Disclosures about Pensions and Other Postretirement
Benefits" which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No.
132 does not change the measurement or recognition of those plans. For the year ended January 2, 1999, the Company adopted SFAS No. 132 and its disclosures for all periods included herein.

In June 1997, the FASB issued SFAS No. 130 "Reporting
Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has adopted SFAS No. 130 effective January 1, 1998. However, adoption of SFAS No.
130 had no impact on the Company's net income or shareholders' equity in 1998. Comprehensive income equaled net income in 1998. Comprehensive income totaled
$21,948 and $1,496 in 1997 and 1996, respectively. The difference between net income and comprehensive income represents foreign currency translation adjustments.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2.	Special charges

In 1996, the Company recorded special charges related to the discontinuance of the Company's Genuine Kids retail store chain, wind-down of the Company's European subsidiaries and transfer of the European business to a licensee, closing its Red Boiling Springs, Tennessee,
Celina, Tennessee, and Columbia, Kentucky sewing facilities and asset impairments related to excess manufacturing capacity. These special charges totaled
$32,900, which amounted to $15,200 ($.62 per share) net of tax benefits.

These special charges include $6,400 in severance and related benefits for the 1,600 affected employees, $2,000 related to inventory disposals, $6,900 related to other exit costs including lease settlements and costs to dispose of other operating assets, and $17,600 in asset impairments related to unamortized retail leasehold improvements and excess manufacturing space. The Company has sold substantially all of its excess manufacturing space.

The wind-down of the European entities permitted the recognition of certain U.S. tax deductions previously unrecognized, resulting in an approximate $4,500 income tax benefit. This income tax benefit, along with the $13,200 income tax benefit resulting from the special charges, reduced the net impact on Company earnings in 1996 by $17,700.

Through 1998, approximately $10,900 of severance and other exit costs have been incurred to complete substantially all of the strategic changes related to these special charges. The reserve at January 2, 1999 is considered adequate for remaining plans and related contingencies.

Note 3.    Inventories

A summary of inventories follows:

                           January 2,    December 31,
                             1999           1997

Finished goods             $  55,005     $  49,400
Work in process                9,333        14,782
Raw materials                  1,246         4,044

Total                      $  65,584     $  68,226

The replacement cost of inventory exceeds the above LIFO costs by $13,899 and $14,138 at January 2, 1999 and December 31, 1997, respectively. Partial liquidation of certain LIFO layers in 1998, 1997 and 1996 increased net income by approximately $391, $577 and $660, respectively.

Note 4.	Property, plant and equipment

A summary of property, plant, and equipment follows:

                                                  January 2,   December 31,
                                                     1999          1997

Land and improvements                             $  3,246       $  3,677
Buildings                                           13,822         15,035
Leasehold improvements                              14,659         14,036
Machinery and equipment                             33,861         27,630
Construction in progress                                --          1,814
Total                                               65,588         62,192
Less: accumulated depreciation and amortization     33,208         29,237
Property, plant and equipment, net                $ 32,380       $ 32,955

Note 5.	Lines of credit

The Company maintains an unsecured credit agreement with a number of banks which provides a $60,000 revolving credit facility and a $40,000 revocable demand line of credit for cash borrowings, issuance of commercial paper, and letters of credit.

All borrowing and commercial paper issues under this agreement are supported by the revolving credit facility which expires in June, 2001.

Under the terms of the agreement, interest rates are determined at the time of borrowing and are based on London Interbank Offered Rates plus .625% or the prime rate. Commitment fees of .125% are required on the revolving credit facility. The Company is required to maintain certain financial ratios in connection with this agreement.

There were no outstanding borrowings against these credit arrangements at January 2, 1999. Letters of credit of approximately $21,000 were outstanding at January 2, 1999, with $79,000 of the unused credit facilities available for borrowing.

Note 6.	Accrued liabilities

A summary of accrued liabilities follows:

                                   January 2,    December 31,
                                     1999           1997

Compensation                        $  5,051       $  4,526
Workers' compensation                 10,250         10,250
Income taxes                           6,627          6,936
Restructuring costs                    4,032          7,938
Other                                 13,488          8,363
Total                               $ 39,448       $ 38,013

Note 7.	Leases

The Company leases certain property and equipment including retail sales facilities and regional sales offices under operating leases. Certain leases provide the Company with renewal options. Leases for retail sales facilities provide for minimum rentals plus contingent rentals based on sales volume.

Minimum future rental payments under noncancellable operating leases are as follows:

Fiscal Year

1999                              $ 11,458
2000                                 9,365
2001                                 6,869
2002                                 5,288
2003                                 3,632
Thereafter                           4,129

Total minimum lease payments      $ 40,741

Total rent expense charged to operations for all operating leases is as follows:

                                 1998      1997      1996

Minimum rentals               $ 16,352  $ 15,005  $ 17,691
Contingent rentals                 961       800       493
Total rent expense            $ 17,313  $ 15,805  $ 18,184

Note 8.	Income taxes

Income tax expense (benefit) is comprised of the following:


                                 1998       1997       1996
Current:
  Federal                     $ 16,666   $ 12,396   $  7,224
  State and local                3,624      2,633        760
                                20,290     15,029      7,984
Deferred                          (300)       600    (13,200)

Total                         $ 19,990   $ 15,629   $ (5,216)

Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax basis of Company assets and liabilities, and include the following components:


                                       January 2,   December 31,
                                         1999          1997
                                        [Assets (Liabilities)]
Current deferred taxes
  Accounts receivable allowances       $  1,225       $  1,026
  Inventory valuation                     4,964          5,112
  Accrued liabilities                     6,584          5,412
  Restructuring costs                     2,052          3,670
  Valuation reserves and other            1,875            580

Total net current deferred tax assets  $ 16,700       $ 15,800

Non-current deferred taxes
  Depreciation                         $     61       $   (115)
  Deferred employee benefits              4,940          5,259
  Trademark                                 501            498
  Other                                    (602)          (142)

Total net non-current deferred tax
  assets                               $  4,900       $  5,500

For financial reporting purposes, income (loss) before income taxes includes the following components:

                                          1998      1997      1996
Income (loss) before income  taxes:
  United States                        $ 48,265  $ 37,263  $  6,308
  Foreign                                 1,060       924   (10,405)

Total                                  $ 49,325  $ 38,187  $ (4,097)


A reconciliation of the federal statutory income tax rate to the effective tax rates reflected in the consolidated statements of income follows:

                                                 1998      1997      1996

Federal statutory tax rate                       35.0%     35.0%    (35.0)%

Differences resulting from:
  State and local income taxes, net of federal
   income tax benefit                             4.6       4.7      (4.6)
  Tax effect of foreign losses                     --        --      13.6
  U.S. tax deductions related to European
    subsidiaries                                   --        --    (109.8)
  Other                                            .9       1.2       8.5
Total                                            40.5%     40.9%   (127.3)%

As discussed in Note 2, the wind down of the Company's
European subsidiaries permitted the recognition of certain U.S. tax deductions previously unrecognized, resulting in a 1996 income tax benefit of approximately $4,500.

Note 9.  	Retirement plans

The Company has defined contribution and defined benefit pension plans covering substantially all employees.
Charges to operations by the Company for these plans totaled $3,017, $2,950, and $3,795 for 1998, 1997, and
1996, respectively.

Defined benefit plans
The Company sponsors several defined benefit pension plans covering certain hourly and salaried employees.
The Company also sponsors an unfunded defined benefit postretirement health insurance plan that covers qualifying salaried employees.

The actuarial computations utilized the following assumptions as applicable for each plan:

                                                  1998      1997       1996

Discount rate                                     6.5%      7.0%       7.5%
Expected long-term rate of return on  assets      9.0%      9.0%       8.0%
Rates of increase in compensation levels        0-4.5%    0-4.5%     0-4.5%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12%, declining gradually to 6% by 2012 and then declining further to an ultimate rate of 4% by 2022.

Net periodic pension cost was comprised of:

                                         1998          1997           1996
Service cost                          $ 2,052       $ 1,685        $ 2,315
Interest cost                           2,006         2,004          2,230
Expected return on plan assets         (2,531)       (2,123)        (1,950)
Amortization of prior service cost        347           457            587
Amortization of transition obligation    (156)         (156)          (164)
Recognized actuarial (gain) loss         (401)         (165)             2
Net periodic pension cost             $ 1,317       $ 1,702        $ 3,020

In conjunction with the special charges discussed in Note
2, the Company curtailed defined benefit plans for the affected plants in 1996 and settled the plan obligations in 1997. Curtailment and settlement costs of approximately $655 are included in the special charges originally recorded in 1996.

Net periodic postretirement benefit cost was comprised of:

                                              1998         1997       1996
Service cost                                 $  12        $ 117      $  78
Interest cost                                   25           90         84
Net amortization and deferral                  (98)          (4)        (8)
Net periodic postretirement (benefit) cost   $ (61)       $ 203      $ 154

A reconciliation of changes in benefit obligation and plan assets follows:

                                  Pension Benefits    Postretirement Benefits
                                    1998     1997        1998        1997
Change in benefit obligation
 Benefit obligation at
  beginning of year              $ 31,252  $ 31,338    $  1,448    $  1,217
 Service cost                       2,052     1,685          12         117
 Interest cost                      2,006     2,004          25          90
 Amendments                            30        --          --          --
 Actuarial (gain) loss                764     1,207      (1,068)         66
 Pension settlement                    --       455          --          --
 Benefits paid                     (1,603)   (5,437)        (34)        (42)
 Benefit obligation at
  end of year                      34,501    31,252         383       1,448

Change in plan assets
 Fair value of plan assets at
  beginning of year                27,864    26,074          --         --
 Actual return on plan assets       2,188     4,444          --         --
 Company contributions                416     2,783          34         42
 Benefits paid                     (1,603)   (5,437)        (34)       (42)
 Fair value of plan assets at
  end of year                      28,865    27,864          --         --

Funded status
 Funded status of plan
  (underfunded)                    (5,636)   (3,388)       (383)    (1,448)
 Unrecognized net actuarial loss   (4,599)   (6,106)     (1,149)      (180)
 Unrecognized prior service cost    2,514     2,831          --         --
 Unrecognized transition
  obligation                         (771)     (927)         --         --
 Prepaid accrued benefit cost    $ (8,492) $ (7,590)   $ (1,532)  $ (1,628)

Amounts recognized in the consolidated balance sheets:

                                 Pension Benefits     Postretirement Benefits
                                 1998       1997         1998        1997

Accrued benefit liability     $ (8,940)  $ (8,684)     $ (1,532)   $ (1,628)
Prepaid benefit cost               448      1,094            --          --
                              $ (8,492)  $ (7,590)     $ (1,532)   $ (1,628)

Amounts applicable to the Company's pension plans with projected benefit obligations in excess of plan assets are as follows:

                                     January 2,        December 31,
                                       1999               1997
Projected benefit obligations        $ 33,244           $ 26,604
Accumulated benefit obligations      $ 24,600           $ 16,604
Fair value of plan assets            $ 27,582           $ 22,940

Amounts applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

                                     January 2,        December 31,
                                       1999               1997
Projected benefit obligations        $  6,744           $  2,156
Accumulated benefit obligations      $  5,768           $  1,247
Fair value of plan assets            $  4,134           $    --

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                      1-Percentage      1-Percentage
                                     Point Increase    Point Decrease
Effect on total of service and
 interest cost components for 1998      $    229          $   (182)
Effect on postretirement benefit
 obligation as of January 2, 1999       $  1,438          $ (1,522)

Defined contribution plans

The Company maintains a defined contribution retirement plan covering certain salaried employees. Annual contributions are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for contributions under this plan totaled
$1,179, $828, and $627 for 1998, 1997, and 1996,
respectively.

In 1996, the Company initiated a profit-sharing plan covering certain salaried and hourly employees pursuant to
Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code.
The plan provides for a matching contribution by the Company which amounted to approximately $413, $376 and $89 for 1998, 1997, and 1996, respectively.

The Company also has a supplemental retirement program for designated employees. Annual provisions to this unfunded plan are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for additions to this plan totaled $108, $44 and $59 for 1998, 1997, and 1996, respectively.

Deferred employee benefit plans

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

The Class A common stock shareholders are entitled to receive a liquidation preference of $1.875 per share before any payment or distribution to holders of the Class B common stock. Thereafter, holders of the Class B common stock are entitled to receive $1.875 per share before any further payment or distribution to holders of the Class A common stock. Thereafter, holders of the Class A common stock and Class B common stock share on a pro rata basis in all payments or distributions upon liquidation, dissolution, or winding up of the Company.

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

On August 10, 1998, the Company's Board of Directors authorized a two-year, $60,000 repurchase program of the Company's Class A common stock. During 1998, the Company repurchased 1,343,900 shares of its Class A common stock under this program for approximately $27,300. For all of 1998, the Company repurchased 1,888,500 shares of its Class A common stock under its current and prior repurchase programs for approximately $37,600.

In August, 1997 the Company purchased approximately
3,313,000 shares of its Class A common stock and approximately 84,000 shares of its Class B common stock under the terms of its Dutch auction tender offer for approximately $37,700. Under the terms of the Dutch auction tender offer, all shares were purchased at $11 per share. For all of 1997, the Company repurchased approximately 3,796,000 shares of its Class A common stock and approximately 84,000 shares of its Class B common stock under all of its authorized repurchase programs for approximately $44,000.

For all of 1996, the Company repurchased approximately
1,346,000 shares of its Class A common stock under authorized repurchase programs for approximately $10,100.

On August 10, 1998 the Company's Board of Directors declared a two-for-one stock split for Class A and Class
B common stock, effected in the form of a stock dividend.
Shareholders' equity and all share and per share data have been restated to reflect this dividend.

The Company has elected to follow Accounting Principles
Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant and the number of shares granted is fixed, no compensation expense is recognized.

The Company's 1994 Incentive Stock Option Plan has authorized the grant of options to management personnel and directors for up to 2,940,000 shares of the Company's Class
A common stock. As of January 2, 1999, 1,605,400 shares are available for grant. Options granted generally have 10 year terms and vest ratably over a four year period following date of grant.

The following pro forma information regarding net income and net income per share required by SFAS No. 123, "Accounting for Stock Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997, and 1996, respectively: risk-free interest rates of 5.57%, 6.42%, and 5.81%;
dividends of $.20 in 1998 and $.14 in 1997 and 1996;
volatility factors of the expected market price of the Company's common stock of .472, .406, and .409; and a weighted-average expected life of the option of approximately 8 years. Changes in these subjective assumptions can significantly affect the fair value calculations.

The estimated fair value of the options is amortized to expense over the options' vesting period:


                                        1998        1997        1996

Net income as reported               $ 29,335    $ 22,558    $  1,119
Pro forma net income                   28,560      22,230         880
Net income per share as reported
  Basic                                  1.54        1.02         .05
  Diluted                                1.52        1.02         .05
Pro forma net income per share
  Basic                                  1.50        1.01         .04
  Diluted                                1.48        1.00         .04


A summary of the Company's stock option activity and related information follows:


                        1998               1997                 1996
                 Options  Weighted-  Options   Weighted-  Options   Weighted-
                  (000)    average    (000)     average    (000)     average
                          exercise             exercise             exercise
                            price                price               price

Outstanding-
 beginning
 of year           864    $    8       604     $    7       312     $    7

Granted            347        19       340          8       324          8

Exercised         (110)        8       (18)         8        (6)         7

Forfeited          (19)       13       (62)         8       (26)         7

Outstanding-
 end of
 year            1,082    $   11       864     $    8       604     $    7

Exerciseable
 at end
 of year          370     $    8       206     $    8        90     $    7

Weighted-average
 fair value
 of options
 granted
 during year              $ 7.25               $ 2.47               $ 2.56


                                 Options outstanding    Options exerciseable
                                Weighted-   Weighted-            Weighted-
                                 average     average              average
  Range of           Number     remaining   exercise    Number   exercise
exercise prices   outstanding contract life   price  outstanding   price

$  7 to $  9          744          7.3        $  8       370       $  8
$ 18 to $ 20          338          9.1          19        --         --
                    1,082                                370


Note 11.	Business and credit concentrations

The Company operates principally in one segment: the design, sourcing, and marketing of apparel. Operations of the Company occur primarily within the United States and its customers are not concentrated in any geographic region.

The Company provides credit, in the normal course of business, to department and specialty stores. The
Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

In 1998 and 1997, sales to a wholesale customer, as a percentage of net sales, amounted to approximately 12% and 11%, respectively.

Note 12.	Litigation

The Company is subject to various legal actions and proceedings in the normal course of business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe the final outcome will have a significant effect on the consolidated financial statements.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 7, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 7, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 7, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 7, 1999.


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

None

(c)	Exhibits

3.1   	Certificate of Incorporation of OshKosh B'Gosh,
       Inc., as restated, May 7, 			1993, previously
       filed as Exhibit 99.3 to the Registrant's Current Report
     		on Form 8-K dated October 25, 1995, Commission File
       Number 0-13365, 			is incorporated herein by
       reference.

3.22 By-laws of OshKosh B'Gosh, Inc., as amended, previously filed as exhibit 3.2 to the Registrant's
       Annual Report on Form 10-K for the fiscal year ended
       December 31, 1997, Commission File Number 0-13365, is incorporated herein by reference.

*10.1	 Employment Agreement dated July 7, 1980, between
       OshKosh B'Gosh, 			Inc. and Charles F. Hyde as
       extended by "Request For Later Retirement" 			dated
       April 15, 1986 and accepted by the Board of Directors'
       resolution on 			May 2, 1986, previously filed as
       Exhibit 10.1 to the Registrant's Annual
      	Report on Form 10-K for the fiscal year ended December 31,
       1986,	Commission File Number 0-13365, is
       incorporated herein by reference.

	*10.2	Employment Agreement dated July 7, 1980, between
       OshKosh B'Gosh, 			Inc. and Thomas R. Wyman,
       previously filed as Exhibit 10.2 to the
      	Registrant's Registration Statement No. 2-96586 on Form S-1, is incorporated herein by reference.

	*10.3	OshKosh B'Gosh, Inc. Profit Sharing Plan, as
       amended, previously filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated herein be reference.

	*10.4	OshKosh B'Gosh, Inc. Restated Excess Benefit Plan,
       as amended, previously filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated herein be reference.

	*10.5	OshKosh B'Gosh, Inc. Executive Deferred Compensation
       Plan, as amended, previously filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated herein be reference.

	*10.6	OshKosh B'Gosh, Inc. Officers Medical and Dental
       Reimbursement Plan,	as amended, previously
       filed as Exhibit 10.18 to the Registrant's Annual
      	Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 0-13365, is incorporated herein by reference.

	 10.7	Acknowledgment of Guaranty Agreement between City of
       Liberty,	Casey County, Kentucky and OshKosh
       B'Gosh, Inc., dated October 4, 1984, and related Contract of Lease and Rent dated as of November 26,
    			1968, previously filed as Exhibit 10.14 to the Registrant's Registration Statement No. 2- 96586 on Form S-1, is incorporated herein by reference.

	 10.8	Indemnity Agreement between OshKosh B'Gosh, Inc. and
       William P. Jacobsen (former Vice President and Treasurer
       of OshKosh B'Gosh, Inc.)	dated as of June 8, 1987,
       previously filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File Number 0-13365, is incorporated herein by reference. (Note: Identical agreements have been entered into by the Company with each of the following officers: Douglas W. Hyde, Michael D.
       Wachtel and Kenneth H. Masters).

	*10.9	OshKosh B'Gosh, Inc. Executive Non-Qualified Profit
       Sharing Plan, as amended, previously filed as
       Exhibit 10.9 to the Registrant's Annual Report on
       Form 10-K for the fiscal year ended December 31, 1997, is incorporated herein be reference.

	 10.10	Employment agreement dated and effective May 1,
        1994, by and among OshKosh B'Gosh, Inc., Essex
        Outfitters, Inc. and Barbara Widder-Lowry previously filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File
       	Number 0-13365, is incorporated herein by reference.

	 10.11	Employment agreement dated and effective May 1, 1994
        by and among OshKosh B'Gosh, Inc., Essex
        Outfitters, Inc. and Paul A. Lowry
       	previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File
       	Number 0-13365, is incorporated herein by reference.

	 10.12	Credit agreement between OshKosh B'Gosh, Inc. and
        Firstar Bank Milwaukee, N.A. and participating banks as amended, dated as of December 31, 1998.

	*10.13	OshKosh B'Gosh, Inc. 1994 Incentive Stock Plan
        previously filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File Number 0-13365, is incorporated herein by reference.

	10.14	OshKosh B'Gosh, Inc. 1995 Outside Director's Stock
       Option Plan, as amended, previously filed as Exhibit
       10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, is incorporated herein be reference.

	*10.15	OshKosh B'Gosh, Inc. Flexible Nonstandardized 401(k)
        Adoption Agreement and Smith Barney
        Prototype Defined Contribution Plan
       	Document #05 previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File Number 0-13365, is incorporated herein by
     			reference.

 	 21.	The following is a list of subsidiaries of the
       Company as of January 2, 1999. The consolidated financial statements reflect the operations of all subsidiaries as they existed on January 2, 1999.

                                                       State or Other
                                                      Jurisdiction of
                                                     Incorporation or
       Name of Subsidiary                              Organization

       Grove Industries, Inc.                            Delaware
       Manufacturera International Apparel, S.A.         Honduras
       OshKosh B'Gosh International Sales, Inc.       Virgin Islands
       OshKosh B'Gosh Asia/Pacific Ltd. (Inactive)       Hong Kong
       OshKosh B'Gosh U.K. Ltd. (Inactive)            United Kingdom
       OshKosh B'Gosh Deutschland GmbH (Inactive)         Germany
       OshKosh B'Gosh Investments, Inc.                   Nevada


	23.	Consent of Ernst & Young LLP, Independent Auditors

	27.	Financial Data Schedule

		   * Represents a plan that covers compensation, benefits and/or related arrangements for executive management.


                              SIGNATURES

Date:  March 31, 1999

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

Date:  March 31, 1999


                   OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                              Schedule II

Valuation and Qualifying Accounts
(Dollars in Thousands)

                                           1998       1997       1996
Accounts receivable - allowances:
 Balance at beginning of period         $  4,225   $  5,474   $  3,970
 Charged to costs and expenses            15,997     11,836     10,392
 Deductions - bad debts written off,
   net of recoveries and other
   allowances                            (15,982)   (13,085)    (8,888)

 Balance at end of period               $  4,240   $  4,225   $  5,474


                                           1998       1997       1996
Restructuring costs - allowances:
  Balance at beginning of period        $  7,938   $ 10,694   $    334
  Charged to cost and expenses                --         --     15,300
  Actual restructuring costs incurred     (3,906)    (2,756)    (4,940)

  Balance at end of period              $  4,032   $  7,938   $ 10,694


                                                               EXHIBIT 23

           Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 333-01051 and No. 333-01053) of OshKosh B'Gosh, Inc. of our report dated January 29, 1999, with respect to the consolidated financial statements and schedule of OshKosh B'Gosh, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended January 2, 1999.

                     						ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 29, 1999