Form 10-Q
period 1999-04-03
OSHKOSH B GOSH INC
filed 1999-04-21
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                                  COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999

                                       OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT OF 1934

   	For the transition period from __________ to __________


                      Commission File Number 0-13365


                            OshKosh B'Gosh, Inc.

             A Delaware Corporation			        39-0519915
                             								         (I.R.S. ID)

                              112 Otter Avenue
                           Oshkosh, Wisconsin	54901
                      Telephone number:  (920) 231-8800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes [X]       No [ ]


As of April 19, 1999, there were outstanding 14,269,908 shares of Class A Common Stock and 2,259,708 shares of Class B Common Stock.

                               FORM 10-Q

                 OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                INDEX


Part I.		Financial Information

Item 1.		Financial Statements

       		Condensed Consolidated Balance Sheets-April 3, 1999
         and January 2, 1999

       		Unaudited Condensed Consolidated Statements of Income-Three Month Periods ended April 3, 1999 and April 4, 1998

       		Unaudited Condensed Consolidated Statements of Cash Flow-Three Month Periods Ended
       		April 3, 1999 and April 4, 1998

       		Notes to Condensed Consolidated Financial Statements

Item 2.		Management's Discussion and Analysis of Results
       		of Operations and Financial Condition

Item 3.		Quantitative and Qualitative Disclosures About Market Risk

Part II.		Other Information

Item 6.		Exhibits and Reports on Form 8-K


Signatures

Part I - Financial Information
Item 1.   Financial Statements

                   OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                              (In thousands)


                                             April 3,         January 2,
                                              1999              1999   *
							                                     (unaudited)
Assets
Current assets
  Cash and cash equivalents                 $    3,126       $   14,308
  Short-term investments                           480            2,500
  Accounts receivable                           30,736           24,008
  Inventories                                   47,690           65,584
  Prepaid expenses & other current assets        3,849              862
  Deferred income taxes                         14,200           16,700
Total current assets                           100,081          123,962

Property, plant & equipment                     65,488           65,588
  Less accumulated depreciation
    and amortization                            34,359           33,208
Net property, plant & equipment                 31,129           32,380

Non-current deferred income taxes                4,100            4,900
Other assets                                     1,245            1,326

Total assets                                 $ 136,555        $ 162,568

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                           $   1,329        $   7,638
  Accrued expenses                              39,951           39,448
Total current liabilities                       41,280           47,086

Employee benefit plan liabilities               12,714           12,465

Shareholders' equity
  Preferred stock                                   --               --
  Common stock:
    Class A                                        143              157
    Class B                                         23               23
  Retained earnings                             82,395          102,837
Total shareholders' equity                      82,561          103,017

Total liabilities and shareholders' equity  $  136,555        $ 162,568

*Condensed from audited financial statements.
See notes to condensed consolidated financial statements.


                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                     (In thousands, except per share amounts)
                                 (Unaudited)


                                            Three Month Period Ended
                                            April 3        April 4,
                                             1999            1998

Net sales                               $   101,933     $   102,535

Cost of products sold                        61,791          65,146

Gross profit                                 40,142          37,389

Selling, general and administrative
 expenses                                    31,465          30,662
Royalty income, net                          (1,996)         (2,254)

Operating income                             10,673           8,981

Other income (expense):
  Interest expense                             (233)            (85)
  Interest income                               291             238
  Miscellaneous                                 (57)            (51)

Other income -- net                               1             102

Income before taxes                          10,674           9,083

Income taxes                                  4,166           3,742

Net income                              $     6,508      $    5,341

Net income per common share
  Basic                                 $      0.37      $     0.27
  Diluted                               $      0.36      $     0.27

Weighted average common shares
  outstanding
  Basic                                      17,687          19,730
  Diluted (Including share equivalents)      17,878          19,974

Cash dividends per common share
  Class A                               $    0.0500      $   0.0350
  Class B                               $    0.0425      $   0.0300

See notes to condensed consolidated financial statements.


                OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flow
                           (In thousands)
                             (Unaudited)


                                           Three Month Period Ended
                                             April 3,	   	April 4,
                                              1999          1998

Cash flows from operating activities
  Net income for the period               $    6,508    $    5,341
  Depreciation                                 1,721         2,249
  Deferred income taxes                        3,300         1,000
  Items in net income not affecting
    cash and cash equivalents                    425           542
  Changes in current assets                    8,179        (7,004)
  Changes in current liabilities              (5,806)       (3,845)

Net cash provided by (used in)
  operating activities                        14,327        (1,717)

Cash flows from investing activities
  Additions to property, plant and
    equipment                                   (832)       (5,135)
  Proceeds from disposal of assets               304            43
  Sale of short-term investments, net          2,020         8,700
  Changes in other assets                        (37)          (34)

Net cash provided by investing
  activities                                   1,455         3,574

Cash flows from financing activities
  Dividends paid                                (880)         (678)
  Net proceeds from issuance of
   common shares                                 991           400
  Repurchase of common shares                (27,075)           --

Net cash used in financing activities        (26,964)         (278)

Net increase (decrease) in cash and
  cash equivalents                       $   (11,182)   $    1,579

See notes to condensed consolidated financial statements.





              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements
                            (Unaudited)


Note 1.  Basis of Preparation

The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of April 3, 1999, the results of operations for the three month periods ended April 3, 1999 and April 4, 1998, and cash flows for the three month periods ended April 3, 1999 and April 4, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report.

Effective January 1, 1998, the Company changed its fiscal year from a calendar year to a 52/53-week year ending on the Saturday closest to December 31 (January 1, 2000 for fiscal 1999 and
January 2, 1999 for fiscal 1998).   Each quarter will generally
consist of a 13-week period ending on a Saturday. Due to the conversion to a 52/53-week year, the first quarter of 1998 consisted of 13 weeks and 3 days, while the first quarter period ended April 3, 1999 consisted of 13 weeks.

Note 2.  Inventories

A summary of inventories follows:

                                         April 3,        January 2,
                                           1999             1999
                            			           (Dollars in thousands)

Finished goods                       $    40,445       $    55,005
Work in process                            5,382             9,333
Raw materials                              1,863             1,246

Total                                $    47,690       $    65,584


The replacement cost of inventory exceeds the above LIFO costs by $14,049 and $13,899 at April 3, 1999 and January 2, 1999,
respectively.





Item 2.  	MANAGEMENT'S DISCUSSION AND ANALYSIS
         	OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.


                                           As a Percentage of
                                  Net Sales for the First Quarter Ended
                                    April 3, 1999    April 4, 1998

      Net sales                          100.0%           100.0%
      Cost of products sold               60.6%            63.5%
      Gross profit                        39.4%            36.5%
      Selling, general and
       administrative expenses            30.9%            29.9%
      Royalty income, net                 (2.0%)           (2.2%)
      Operating income                    10.5%             8.8%
      Other income, net                    0.0%             0.1%
      Income for income taxes             10.5%             8.9%
      Income taxes                         4.1%             3.7%
      Net income                           6.4%             5.2%

Net Sales

Consolidated net sales for the first quarter ended April 3, 1999 were $101.9 million, a $.6 million decrease (.6%) from 1998 first quarter net sales of $102.5 million. The Company's net sales for the first quarter periods ended April 3, 1999 and April 4, 1998 are summarized as follows:

                                        Net Sales
                           					      (in millions)
                               Domestic
                          Wholesale    Retail     International      Total
Three months ended:
  April 3, 1999           $   60.3   $   38.9       $   2.7       $   101.9
  April 4, 1998               64.1       36.6           1.8           102.5
  Increase (decrease)         (3.8)       2.3            .9             (.6)

Percent increase (decrease)   (5.9%)      6.3%         50.0%            (.6%)


The Company's first quarter 1999 domestic wholesale unit shipments were flat as compared to 1998. The decrease in sales dollars for the first quarter of 1999 resulted primarily from a combination of product mix and lower average unit selling prices.

The Company's first quarter 1999 retail sales increase resulted from a combination of a 5.9% comparable store sales gain and sales volume from stores opened subsequent to April 4, 1998. First quarter 1999 comparable store sales were favorably impacted by an earlier Easter than in 1998. For the remainder of 1999, the Company currently anticipates low single-digit comparable store sales gains.

At April 3, 1999 the Company operated 123 domestic OshKosh retail stores, including 118 outlet stores and 5 showcase stores.
During the first quarter of 1999, the Company opened one retail
store.   At April 4, 1998 the Company operated a total of 120
domestic OshKosh retail stores. Current Company plans for the remainder of 1999 call for the addition of 7-10 retail stores.

Gross Profit

The Company's gross profit margin as a percent of sales improved to 39.4% in the first quarter of 1999, compared to 36.5% in the first quarter of 1998. This gross profit margin improvement was due primarily to continued implementation and execution of the Company's global sourcing strategy and continuing focus on product design and development activities. The Company's current 1999 sourcing plan indicates that approximately 36% of units will be produced at the Company's domestic facilities as compared to approximately 42% in 1998. The Company currently anticipates further modest improvement in its gross profit margin for the remainder of 1999 as compared to 1998.

Selling, General, and Administrative Expenses (S,G&A)

S,G&A expenses for the first quarter of 1999 increased $.8 million over the first quarter of 1998. As a percentage of net sales, S,G&A expenses were 30.9% for the first quarter of 1999 as compared to 29.9% for the first quarter of 1998. The increase in S,G&A expenses relates primarily to costs associated with the Company's transition to an updated product distribution system and related processes.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. The Company's first quarter 1999 net royalty income of $2.0 million decreased approximately 11.4% from net royalty income earned in the first quarter of 1998 of approximately $2.3 million. This decrease resulted primarily from the Company's decisions to not renew its domestic outerwear license (which expired in May, 1998) and its Japanese license arrangement (which ended in March, 1998).

Operating Income

As a result of the factors described above, the Company's operating income increased to $10.7 million for the first quarter of 1999 as compared to $9.0 million for the first quarter of 1998.


Income Taxes

The Company's effective tax rate for the first quarter of 1999 was 39.0% as compared to 41.2% for the first quarter of 1998. The decrease in the effective tax rate in the first quarter of 1999 was a result of the impact of tax planning initiatives to support changing business needs.

Net Income

Net income for the three months ended April 3, 1999 of $6.5 million was a $1.2 million (21.8%) increase over net income for the three months ended April 4, 1998 of $5.3 million. The Company's ongoing stock repurchase programs resulted in a reduction in its weighted-average diluted shares outstanding during the first quarter of 1999. This decrease, combined with the 21.8% increase in net income, resulted in a 33.3% increase in diluted earnings per share for the first quarter of 1999 of $.36 as compared to $.27 in 1998.

SEASONALITY OF BUSINESS

The Company's business is seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 1999 quarterly sales and income. First quarter 1999 operating results are not necessarily indicative of anticipated quarterly results throughout the balance of the year.

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

As of April 3, 1999, the systems inventory, problem assessment, and over 90% of the remediation and testing have been completed as it relates to the Company's computer hardware and application software programs. The Company currently anticipates this portion of the project will be substantially completed and all of these systems will be Year 2000 compliant by the end of the second quarter of 1999.

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

Costs

The Company is executing the Year 2000 program primarily with existing internal resources and some outside consultants. The Company has and will spend an aggregate of approximately $1 million, of which approximately $.9 million has been incurred through April 3, 1999, on its remediation efforts. All costs associated with the Year 2000 compliance are being funded with cash flow generated from operations and are being expensed as incurred. These amounts do not have a material impact on the Company's business, operations, or financial condition.

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

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At April 3, 1999, the Company's cash, cash equivalents and short-term investments were $3.6 million, compared to $16.8 million at the end of 1998 and $15.4 million at April 4, 1998. This reduction is attributable to the Company's stock repurchases, offset in part by cash generated from operations. Net working capital at April 3, 1999 was $58.8 million compared to $76.9 million at January 2, 1999, and $86.0 million at April 4, 1998. Accounts receivable at April 3, 1999 were $30.7 million compared to $24.0 million at January 2, 1999 and $30.9 million at April 4, 1998. Inventories at April 3, 1999 were $47.7 million, compared to $65.6 million at January 2, 1999 and $64.1 million at April 4, 1998. Management believes that April 3, 1999 inventory levels are generally appropriate for anticipated ongoing 1999 business activities.

Cash provided by operations amounted to approximately $14.3 million in the first quarter of 1999, compared to a use of cash of $1.7 million in the first quarter of 1998. The increase in cash provided by operating activities in the first quarter of 1999 over 1998 is primarily attributable to reduced inventory levels.

Cash provided by investing activities totaled $1.5 million in the first quarter of 1999, compared to $3.6 million in 1998. Capital expenditures were $.8 million in the first quarter of 1999, compared with $5.1 million in 1998 and are currently budgeted at $9.6 million for all of 1999. Capital expenditures in 1998 related primarily to the Company's upgrade of its distribution systems and White House, Tennessee distribution facilities.
These capital expenditures were offset by reductions in the levels of short-term investments. Depreciation and amortization are currently budgeted at $9.0 million for 1999.

Cash used in financing activities totaled $27.0 million in the first quarter of 1999, compared to $.3 million in the first quarter of 1998. The Company's primary financing activities consisted of stock repurchase transactions in 1999 and dividends in both periods.

On August 10, 1998, the Company's Board of Directors authorized a two-year, $60 million repurchase program of the Company's Class A common stock. During the first quarter of 1999, the Company repurchased 1,469,200 shares of its Class A common stock under this program for approximately $27.1 million. The Company has repurchased a total of 2,813,100 shares of its Class A common stock under its current repurchase programs for approximately $54.4 million.

The Company has a credit agreement with participating banks.
This arrangement provides a $60 million revolving credit facility and a $40 million revocable demand line of credit for cash borrowings, issuance of commercial paper and letters of credit. The Company had no outstanding long-term debt at April 3, 1999,
January 2, 1999 or April 4, 1998.   The agreement expires in
June, 2001. The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures, remaining special charges, and business development needs.

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


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
         RISK

The registrant does not believe it has material exposure to market risk with respect to any of its investments; the registrant does not utilize market rate sensitive instruments for trading or other purposes. For information regarding the Company's investments, refer to the "Cash equivalents" and "Short-term investments" notes to the consolidated financial statements on page 19 of the 1998 Form 10-K.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)       Exhibits
             None

   (b)       Reports on Form 8-K
             None

                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         						OSHKOSH B'GOSH, INC.

Date:	4/21/99              				/S/DOUGLAS W. HYDE
                         						Chairman of the Board, President
                         						Chief Executive Officer and Director


Date:	4/21/99	              			/S/DAVID L. OMACHINSKI
                               Vice President-Finance, Treasurer
                               Chief Financial Officer and Director