Form 10-Q
period 1999-07-03
OSHKOSH B GOSH INC
filed 1999-07-21
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 3, 1999
                                       OR

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


As of July 3, 1999, there were outstanding 14,052,063 shares of Class A Common Stock and 2,257,278 shares of Class B Common
Stock.

                                    FORM 10-Q

                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                      INDEX

Part I.		Financial Information

Item 1.		Financial Statements

       		Condensed Consolidated Balance Sheets-July
		       3, 1999 and January 2, 1999

       		Unaudited Condensed Consolidated Statements of Income-Three Month and Six Month Periods
         Ended July 3, 1999 and July 4, 1998

       		Unaudited Condensed Consolidated Statements of Cash Flow- Six Month Periods
         Ended July 3, 1999 and July 4, 1998

       		Notes to Condensed Consolidated Financial 	Statements

Item 2.		Management's Discussion and Analysis of Results
       		of Operations and Financial Condition

Item 3.		Quantitative and Qualitative Disclosures About Market Risk


Part II.	Other Information

Item 4.		Submission of Matters to a Vote of Security Holders

Item 6.		Exhibits and Reports on Form 8-K

Signatures

Part 1.	 Financial Information
Item 1.  Financial Statements
                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                July 3,        January 2,
                                                 1999             1999   *
                                              (unaudited)
Assets
Current assets
  Cash and cash equivalents                   $        740     $    14,308
  Short-term investments                               486           2,500
  Accounts receivable                               26,065          24,008
  Inventories                                       57,975          65,584
  Prepaid expenses & other current assets            2,621             862
  Deferred income taxes                             15,200          16,700
Total current assets                               103,087         123,962

Property, plant & equipment                         66,373          65,588
  Less accumulated depreciation
    and amortization                                34,806          33,208
Net property, plant & equipment                     31,567          32,380

Non-current deferred income taxes                    4,800           4,900
Other assets                                         1,336           1,326

Total assets                                  $    140,790     $   162,568

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                            $      1,967     $     7,638
  Accrued expenses                                  46,173          39,448
Total current liabilities                           48,140          47,086

Employee benefit plan liabilities                   12,856          12,465

Shareholders' equity
  Preferred stock                                       --              --
  Common stock:
    Class A                                            140             157
    Class B                                             23              23
  Retained earnings                                 79,631         102,837
Total shareholders' equity                          79,794         103,017

Total liabilities and shareholders' equity    $    140,790     $   162,568

*Condensed from audited financial statements.
See notes to condensed consolidated financial statements.

                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)


                             Three Month Period Ended  Six Month Period Ended
                                 July 3,    July 4,       July 3,     July 4,
                                  1999       1998          1999        1998

Net sales                       $ 82,516   $ 82,288     $ 184,449   $ 184,823
Cost of products sold             48,140     49,512       109,931     114,658

Gross profit                      34,376     32,776        74,518      70,165

Selling, general and
administrative expenses           31,509     29,700        62,974      60,362
Royalty income, net               (1,666)    (1,542)       (3,662)     (3,796)

Operating income                   4,533      4,618        15,206      13,599

Other income (expense):
  Interest expense                  (145)       (87)         (378)       (172)
  Interest income                    205        259           496         497
  Miscellaneous                      (22)       (23)          (79)        (74)

Other income -- net                   38        149            39         251

Income before taxes                4,571      4,767        15,245      13,850

Income taxes                       1,784      1,936         5,950       5,678

Net income                      $  2,787   $  2,831     $   9,295   $   8,172

Net income per common share
  Basic                         $   0.17   $   0.15     $    0.54   $    0.42
  Diluted                       $   0.17   $   0.14     $    0.54   $    0.41

Weighted average common shares
  outstanding
  Basic                           16,508     19,508        17,098      19,620
  Diluted (including share
    equivalents)                  16,753     19,804        17,309      19,886

Cash dividends per common share
  Class A                       $   0.05   $  0.035     $    0.10   $    0.07
  Class B                       $   0.0425 $  0.030     $    0.085  $    0.06

See notes to condensed consolidated financial statements.


                      OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flow
                                 (In thousands)
                                  (Unaudited)

                                                    Six Month Period Ended

                                                       July 3,	     July 4,
                                                        1999         1998

Cash flows from operating activities
  Net income for the period                         $   9,295    $   8,172
  Depreciation                                          3,407        4,081
  Deferred income taxes                                 1,600        1,100
  Items in net income not affecting
    cash and cash equivalents                             732        1,096
  Changes in current assets                             3,793      (15,601)
  Changes in current liabilities                        1,054       (2,470)

Net cash provided by (used in) operating activities    19,881       (3,622)

Cash flows from investing activities
  Additions to property, plant and equipment           (3,001)      (6,672)
  Proceeds from disposal of assets                        311          157
  Sale of short-term investments, net                   2,014        8,700
  Changes in other assets                                (255)        (341)

Net cash provided by (used in)investing activities       (931)       1,844

Cash flows from financing activities
  Dividends paid                                       (1,693)      (1,347)
  Net proceeds from issuance of common shares           1,165          493
  Repurchase of common shares                         (31,990)     (10,337)

Net cash used in financing activities                 (32,518)     (11,191)

Net decrease in cash and cash equivalents           $ (13,568)   $ (12,969)

See notes to condensed consolidated financial statements.


                    OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

Note 1.  Basis of Preparation

The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of July 3, 1999, the results of operations for the three-month and six-month periods ended July 3, 1999 and July 4, 1998, and cash flows for the six-month periods ended July 3, 1999 and July 4, 1998.

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

Effective January 1, 1998, the Company changed its fiscal year from a calendar year to a 52/53-week year ending on the Saturday closest to December 31 (January 1, 2000 for fiscal 1999 and
January 2, 1999 for fiscal 1998).   Each quarter will generally
consist of a 13-week period ending on a Saturday. Due to the conversion to a 52/53-week year, the six-month period ended July 4, 1998 consisted of 26 weeks and 3 days, while the six-month period ended July 3, 1999 consisted of 26 weeks.

Note 2.  Inventories

A summary of inventories follows:

                         July 3,       January 2,
                          1999            1999
           			           (Dollars in thousands)

Finished goods           $ 47,489      $ 55,005
Work in process             9,695         9,333
Raw materials                 791         1,246

Total                    $ 57,975      $ 65,584

The replacement cost of inventory exceeds the above LIFO costs by $14,199 and $13,899 at July 3, 1999 and January 2, 1999, respectively.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                  As a Percentage of Net Sales for the
                         Three Month Period Ended     Six Month Period Ende
	                       July 3, 1999  July 4, 1998  July 3, 1999  July 4, 1998

Net sales                  100.0%       100.0%          100.0%      100.0%
Cost of products sold       58.3%        60.2%           59.6%       62.0%
Gross profit                41.7%        39.8%           40.4%       38.0%
Selling, general and
  administrative expenses   38.2%        36.1%           34.2%       32.7%
Royalty income, net         (2.0%)       (1.9%)          (2.0%)      (2.1%)
Operating income             5.5%         5.6%            8.2%        7.4%
Other income, net              --         0.2%              --        0.1%
Income before income taxes   5.5%         5.8%            8.2%        7.5%
Income taxes                 2.1%         2.4%            3.2%        3.1%
Net income                   3.4%         3.4%            5.0%        4.4%

Net Sales

Consolidated net sales for the three month period ended July 3, 1999 were $82.5 million, a $.2 million increase (.3 %) over 1998 second quarter net sales of $82.3 million. Consolidated net sales for the six month period ended July 3, 1999 were $184.4 million, a $.4 million decrease (.2 %) from net sales of $184.8 million for the first six months of 1998. The Company's net sales for the three month and six month periods ended July 3, 1999 and July 4, 1998 are summarized as follows:

                                                Net Sales
                                              (in millions)
                                     Domestic
                              Wholesale    Retail    International    Total
Three month period ended:
  July 3, 1999                $  37.5    $  43.3       $  1.7      $  82.5
  July 4, 1998                   41.7       39.6          1.0         82.3
  Increase (decrease)            (4.2)       3.7           .7           .2

Percent increase (decrease)     (10.1%)      9.3%        70.0%          .3%

Six month period ended:
  July 3, 1999                $  97.8    $  82.2       $  4.4      $ 184.4
  July 4, 1998                  105.8       76.2          2.8        184.8
  Increase (decrease)            (8.0)       6.0          1.6          (.4)

Percent increase (decrease)      (7.6%)      7.9%        57.1%         (.2%)

The Company's domestic wholesale unit shipments for the three month and six month periods ended July 3, 1999 were approximately flat as compared to the corresponding three month and six month periods of 1998. The decrease in 1999 sales dollars for both periods resulted primarily from a combination of lower average selling prices and product mix (i.e. a higher mix of lighter weight, lower unit cost garments). The Company currently anticipates a unit sales increase in the 2% to 4% range for the second half of 1999 as compared to 1998, with sales dollars relatively flat.

The Company's second quarter 1999 retail sales increase resulted from a combination of a 4.7% comparable store sales gain and sales volume from stores opened subsequent to July 4, 1998. Second quarter 1999 comparable store sales were unfavorably impacted by an earlier Easter selling season (during March) as compared to 1998 (during April). The Company's increase in retail sales for the first six months of 1999 resulted from a combination of a 5.4% comparable store sales gain and sales volume from newly opened stores. For the remainder of 1999, the Company currently anticipates comparable store sales gains in the low single digit range.

At July 3, 1999 the Company operated 124 domestic OshKosh retail stores, including 119 outlet stores and 5 showcase stores. During the second quarter of 1999, the Company opened 4 outlet stores and closed 3 existing stores. At July 4, 1998, the Company operated 121 domestic OshKosh retail stores, including 113 outlet stores and 8 showcase stores. Current Company plans for the remainder of 1999 call for the addition of 4 retail stores.

Gross Profit

The Company's gross profit margin as a percent of net sales improved to 41.7% in the second quarter of 1999, compared to 39.8% in the second quarter of 1998. For the six month period ended July 3, 1999, gross profit margin as a percent of net sales was 40.4%, compared to 38.0% for the first six months of 1998. This gross profit margin improvement was due primarily to continued implementation and execution of the Company's sourcing strategy, operating efficiencies at the Company's domestic sewing facilities and the Company's continuing focus on product design and development activities. The Company's current 1999 sourcing plan indicates that approximately 36% of units will be produced at the Company's domestic facilities as compared to 42% in 1998. The Company currently anticipates continued modest improvement in its gross margin for the remainder of 1999 compared to 1998.

Selling, General, and Administrative Expenses (S,G&A)

S,G&A expenses for the three month and six month periods ended July 3, 1999 increased $1.8 million and $2.6 million over the three and six month periods ended July 4, 1998, respectively. As a percentage of net sales, S,G,&A expenses were 38.2% and 34.2% for the three month and six month periods ended July 3, 1999 as compared to 36.1% and 32.7% in the comparable periods of 1998. The increase in S,G,&A expenses relates primarily to a combination of continued expansion of the Company's retail operations, costs associated with the Company's transition to an updated product distribution system and related processes, and expansion of the Company's brand enhancing activities.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. Royalty income for the three month period ended July 3, 1999 increased $.1 million (8.0%) over the second quarter of 1998. Royalty income for the six month period ended July 3, 1999 decreased $.1 million (3.5%) over the comparable six month period in 1998. The six month decrease resulted primarily from the Company's decisions to not renew its domestic outerwear license (which expired in May
1998) and its Japanese license arrangement (which ended in March
1998).

Operating Income

As a result of the factors described above, the Company's operating income for the three month and six month periods ended
July 3, 1999 amounted to $4.5 million and $15.2 million as compared to $4.6 million and $13.6 million for the comparable periods in 1998.

Income Taxes

The Company's effective tax rate for the three month and six month periods ended July 3, 1999 was approximately 39% as compared to 41% in 1998. The decrease in the effective rate in 1999 was the result of the impact of tax planning initiatives to support changing business needs.

Net Income

Net income for the three months ended July 3, 1999 of $2.8 million was approximately flat as compared to net income for the three months ended July 4, 1998. The Company's ongoing stock repurchase programs resulted in a significant reduction in its weighted-average diluted shares outstanding during the first half of 1999. This decrease resulted in a 21.4% increase in diluted earnings per share for the second quarter of 1999 of $.17 as compared to $.14 in 1998.

SEASONALITY OF BUSINESS

The Company's business is seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 1999 quarterly sales and income. Second quarter 1999 operating results are not necessarily indicative of anticipated quarterly results throughout the balance of the year.

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

As of July 3, 1999, the systems inventory, problem assessment, and remediation and testing have been completed as it relates to the Company's computer hardware and application software programs.

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

The Company has completed the systems inventory and problem assessment related to all other essential non-information technology systems, and substantially all of the remediation and testing has been completed.

Costs

The Company is executing the Year 2000 program primarily with existing internal resources and some outside consultants. The Company has spent an aggregate of approximately $1 million, through July 3, 1999 on its remediation efforts. All costs associated with the Year 2000 compliance are being funded with cash flow generated from operations and are being expensed as incurred. These amounts do not have a material impact on the Company's business, operations, or financial condition.

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

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At July 3, 1999, the Company's cash, cash equivalents and short-term investments were $1.2 million, compared to $16.8 million at the end of 1998 and $.8 million at July 4, 1998. This reduction is attributable to the Company's stock repurchases, offset in part by cash generated from operations. Net working capital at July 3, 1999 was $54.9 million compared to $76.9 million at January 2, 1999, and $78.8 million at July 4, 1998. Accounts receivable at July 3, 1999 were $26.1 million compared to $24.0 million at January 2, 1999 and $28.8 million at July 4, 1998. Inventories at July 3, 1999 were $58.0 million, compared to $65.6 million at January 2, 1999 and $75.8 million at July 4, 1998. Management believes that July 3, 1999 inventory levels are generally appropriate for anticipated ongoing 1999 business activities.

Cash provided by operations amounted to approximately $19.9 million in the first six months of 1999, compared to a use of cash of $3.6 million in the first six months of 1998. The increase in cash provided by operating activities in the first six months of 1999 over 1998 is primarily attributable to reduced inventory levels.

Investing activities used $.9 million in the first six months of 1999, compared to cash provided of $1.8 million in 1998. Capital expenditures were $3.0 million in the first six months of 1999, compared with $6.7 million in 1998 and are currently budgeted at $9.6 million for all of 1999. Capital expenditures in 1999 relate primarily to expansions and upgrades of the Company's retail stores, while capital expenditures in 1998 related primarily to the Company's upgrade of its distribution systems and White House, Tennessee distribution facilities. These capital expenditures were offset by reductions in the levels of short-term investments in both years. Depreciation and amortization are currently budgeted at $9.0 million for 1999.

Cash used in financing activities totaled $32.5 million in the first six months of 1999, compared to $11.2 million in the first six months of 1998. The Company's primary financing activities consisted of stock repurchase transactions and cash dividends in both periods.

On August 10, 1998, the Company's Board of Directors authorized a two-year, $60 million repurchase program of the Company's Class A common stock. During the first six months of 1999, the Company repurchased 1,723,300 shares of its Class A common stock under this program for approximately $32.0 million. The Company has repurchased a total of 3,067,200 shares of its Class A common stock under its current repurchase programs for approximately $59.3 million.

The Company has a credit agreement with participating banks.
This arrangement provides a $60 million revolving credit facility and a $40 million revocable demand line of credit for cash borrowings, issuance of commercial paper and letters of credit. The Company had no outstanding long-term debt at July 3, 1999,
January 2, 1999 or July 4, 1998.   The agreement expires in June,
2001. The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures, remaining special charges, and business development needs.

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

Part II.  OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders.

The registrant's annual meeting of stockholders was held on May 7, 1999 (the "1999 Annual Meeting"). A majority of the shares of each class of the registrant's Common Stock, represented in person or by proxy, was required to constitute a quorum for action to be taken by such class. A total of 13,950,604 shares of Class A Common Stock and 2,149,025 shares of Class B Common Stock were represented, in person or by proxy, at the 1999 Annual Meeting, constituting a quorum of each class.

With respect to the election of Class A Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

Nominee             Votes in favor   Votes withheld   Broker non-votes

Orren J. Bradley      13,529,392         421,212              0
Jerry M. Hiegel       13,529,442         421,162              0

With respect to the election of Class B Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

Nominee             Votes in favor   Votes withheld   Broker non-votes

Douglas W. Hyde        2,148,205             820              0
Michael D. Wachtel     2,148,205             820              0
David L. Omachinski    2,148,205             820              0
Steve R. Duback        2,148,205             820              0
Shirley A. Dawe        2,148,205             820              0
William F. Wyman       2,148,205             820              0
Stig A. Kry            2,148,205             820              0

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


                                   						OSHKOSH B'GOSH, INC.

Date:	7/21/99			                        	/S/DOUGLAS W. HYDE
                                   						Chairman of the Board, President
                                   						Chief Executive Officer and Director


Date:	7/21/99				                        /S/DAVID L. OMACHINSKI
                                   						Vice President-Finance, Treasurer
                                   						Chief Financial Officer and Director