Form 10-Q
period 1999-10-02
OSHKOSH B GOSH INC
filed 1999-10-18
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                                 COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 2, 1999
                                   OR

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


As of October 2, 1999, there were outstanding 14,022,481 shares of Class A Common Stock and 2,248,218 shares of Class B Common
Stock.

                                  FORM 10-Q

                    OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                    INDEX


                                                                Page

Part I.		Financial Information						                     		       3

Item 1.		Financial Statements						                      		       3

       		Condensed Consolidated Balance Sheets-October
       		2, 1999 and January 2, 1999						                        3

       		Unaudited Condensed Consolidated Statements
       		of Income-Three Month and Nine Month Periods
         Ended October 2, 1999 and October 3, 1998 			            4

       		Unaudited Condensed Consolidated Statements
       		of Cash Flow- Nine Month Periods
         Ended October 2, 1999 and October 3, 1998 			            5

       		Notes to Condensed Consolidated Financial 	Statements    6

Item 2.		Management's Discussion and Analysis of Results
       		of Operations and Financial Condition			   	             7


Item 3.		Quantitative and Qualitative Disclosures About
         Market Risk			                                          13


Part II.	Other Information						 	                               14

Item 6.		Exhibits and Reports on Form 8-K				                    14

Signatures


Part 1.	  Financial Information
Item 1.  Financial Statements
                   OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                               (In thousands)



                                                 October 2,      January 2,
                                                   1999             1999*
                                                (unaudited)

Assets
Current assets
  Cash and cash equivalents                      $  19,133       $  14,308
  Short-term investments                               485           2,500
  Accounts receivable                               39,164          24,008
  Inventories                                       43,168          65,584
  Prepaid expenses & other current assets            2,101             862
  Deferred income taxes                             15,100          16,700
Total current assets                               119,151         123,962

Property, plant & equipment                         68,072          65,588
  Less accumulated depreciation and amortization    36,018          33,208
Net property, plant & equipment                     32,054          32,380

Non-current deferred income taxes                    5,000           4,900
Other assets                                         1,496           1,326

Total assets                                     $ 157,701       $ 162,568

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                               $   3,683       $   7,638
  Accrued expenses                                  47,999          39,448
Total current liabilities                           51,682          47,086

Employee benefit plan liabilities                   13,053          12,465

Shareholders' equity
  Preferred stock                                       --              --
  Common stock:
    Class A                                            140             157
    Class B                                             22              23
  Retained earnings                                 92,804         102,837
Total shareholders'equity                           92,966         103,017

Total liabilities and shareholders' equity       $ 157,701       $ 162,568

*Condensed from audited financial statements.
See notes to condensed consolidated financial statements.


                    OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Income
                   (In thousands, except per share amounts)
                                 (Unaudited)

                              Three Month Period Ended Nine Month Period Ended

                               October 2,  October 3,   October 2, October 3,
                                  1999        1998         1999       1998

Net sales                      $ 140,831   $ 131,046    $ 325,280  $ 315,869

Cost of products sold             82,892      80,242      192,823    194,900

Gross profit                      57,939      50,804      132,457    120,969

Selling, general and
  administrative expenses         36,073      30,767       99,047     91,129
Royalty income, net               (2,249)     (2,446)      (5,911)    (6,242)

Operating income                  24,115      22,483       39,321     36,082

Other income (expense):
  Interest expense                  (193)       (113)        (571)      (285)
  Interest income                    212         169          708        666
  Miscellaneous                      (52)        (17)        (131)       (91)

Other income -- net                  (33)         39            6        290

Income before income taxes        24,082      22,522       39,327     36,372
Income taxes                       9,388       9,008       15,338     14,686

Net income                     $  14,694   $  13,514    $  23,989  $  21,686

Net income per common share
  Basic                        $    0.90   $    0.71    $    1.43  $    1.12
  Diluted                      $    0.89   $    0.70    $    1.41  $    1.10

Weighted average common
  shares outstanding
  Basic                           16,280      18,907       16,825     19,385
  Diluted (including
  share equivalents)              16,486      19,228       17,056     19,669

Cash dividends per common
  share
  Class A                     $   0.0500    $ 0.0500    $  0.1500  $  0.1200
  Class B                     $   0.0425    $ 0.0425    $  0.1275  $  0.1025

See notes to condensed consolidated financial statements.


                   OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flow
                               (In thousands)
                                 (Unaudited)

                                                      Nine Month Period Ended
                                                     October 2,     October 3,
                                                       1999            1998

Cash flows from operating activities
  Net income for the period                          $  23,989      $ 21,686
  Depreciation                                           5,142         5,939
  Deferred income taxes                                  1,500           800
  Items in net income not affecting cash and
    cash equivalents                                     1,187         1,471
  Changes in current assets                              6,021       (16,301)
  Changes in current liabilities                         4,596         3,864

Net cash provided by operating activities               42,435        17,459

Cash flows from investing activities
  Additions to property, plant and equipment            (5,604)       (9,848)
  Proceeds from disposal of assets                         635           224
  Sale of short-term investments, net                    2,015         8,700
  Changes in other assets                                 (616)           67

Net cash used in investing activities                   (3,570)         (857)

Cash flows from financing activities
  Proceeds from short-term borrowings                       --         5,450
  Dividends paid                                        (2,488)       (2,292)
  Net proceeds from issuance of common shares            1,165           554
  Repurchase of common shares                          (32,717)      (33,009)

Net cash used in financing activities                  (34,040)      (29,297)

Net increase (decrease) in cash and cash equivalents $   4,825     $ (12,695)

See notes to condensed consolidated financial statements.


                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

Note 1.  Basis of Preparation

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of October 2, 1999, the results of operations for the three-month and nine-month periods ended October 2, 1999 and October 3, 1998, and cash flows for the nine-month periods ended October 2, 1999 and October 3, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report.

Effective January 1, 1998, the Company changed its fiscal year from a calendar year to a 52/53-week year ending on the Saturday closest to December 31 (January 1, 2000 for fiscal 1999 and
January 2, 1999 for fiscal 1998).   Each quarter will generally
consist of a 13-week period ending on a Saturday. Due to the conversion to a 52/53-week year, the nine-month period ended October 3, 1998 consisted of 39 weeks and 3 days, while the nine-month period ended October 2, 1999 consisted of 39 weeks.

Note 2.  Inventories

A summary of inventories follows:

                                      October 2,      January 2,
                                         1999            1999
                          			           (Dollars in thousands)

Finished goods                        $  37,430       $  55,005
Work in process                           4,737           9,333
Raw materials                             1,001           1,246

Total                                 $  43,168       $  65,584


The replacement cost of inventory exceeds the above LIFO costs by $14,349 and $13,899 at October 2, 1999 and January 2, 1999, respectively.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

As a Percentage of Net Sales for the
                           Three month Period Ended   Nine Month Period Ended
                           October 2,    October 3,   October 2,   October 3,
                              1999,         1998         1999         1998

Net sales                    100.0%        100.0%       100.0%       100.0%
Cost of products sold         58.9%         61.2%        59.3%        61.7%
Gross profit                  41.1%         38.8%        40.7%        38.3%
Selling, general and
 administrative expenses      25.6%         23.5%        30.4%        28.9%
Royalty income, net           (1.6%)        (1.9%)       (1.8%)       (2.0%)
Operating income              17.1%         17.2%        12.1%        11.4%
Other income -- net             --            --           --           --
Income before income taxes    17.1%         17.2%        12.1%        11.5%
Income taxes                   6.7%          6.9%         4.7%         4.6%
Net income                    10.4%         10.3%         7.4%         6.9%


Net Sales

Consolidated net sales for the three month period ended October 2, 1999 were $140.8 million, a $9.8 million increase (7.5 %) over 1998 third quarter net sales of $131.0 million. Consolidated net sales for the nine month period ended October 2, 1999 were $325.3 million, a $9.4 million increase (3.0 %) from net sales of $315.9 million for the first nine months of 1998. The Company's net sales for the three month and nine month periods ended October 2, 1999 and October 3, 1998 are summarized as follows:

                                               Net Sales
                                             (in millions)
                                      Domestic
                              Wholesale    Retail    International    Total
Three month period ended:
  October 2, 1999             $  72.0     $  66.9      $   1.9       $ 140.8
  October 3, 1998                70.1        59.3          1.6         131.0
  Increase                    $   1.9     $   7.6      $   0.3       $   9.8

Percent increase                  2.7%       12.8%        18.8%          7.5%

Nine month period ended:
  October 2, 1999             $ 169.8     $ 149.2      $   6.3       $ 325.3
  October 3, 1998               175.9       135.5          4.5         315.9
  Increase (decrease)         $  (6.1)    $  13.7      $   1.8       $   9.4

Percent increase (decrease)      (3.5%)      10.1%        40.0%          3.0%


The Company's domestic wholesale unit shipments for the three month and nine month periods ended October 2, 1999 were up approximately 3.5% and 2.0%, respectively, over the corresponding three month and nine month periods of 1998. The increase in unit sales for the third quarter relates primarily to consumer acceptance of the Company's back to school product offering. The year to date decrease in 1999 sales dollars resulted primarily from a combination of lower average selling prices and product mix (i.e. a higher mix of lighter weight, lower unit cost garments). The Company currently anticipates a unit sales increase in the 2% to 4% range for the remainder of 1999 as compared to 1998, with sales dollars relatively flat.

The Company's third quarter 1999 retail sales increase resulted from a combination of a 6.8% comparable store sales gain and sales volume from stores opened subsequent to October 3, 1998. The Company's increase in retail sales for the first nine months of 1999 resulted from a combination of a 6.2% comparable store sales gain and sales volume from newly opened stores. For the remainder of 1999, the Company currently anticipates comparable store sales gains in the low single digit range.

At October 2, 1999 the Company operated 128 domestic OshKosh retail stores, including 122 outlet stores, 5 showcase/mall specialty stores and 1 strip mall specialty store. During the third quarter of 1999, the Company opened 5 stores and closed 1 existing store. At October 3, 1998, the Company operated 121 domestic OshKosh retail stores, including 113 outlet stores and 8 showcase stores. Current Company plans for the remainder of 1999 call for the addition of 3 retail stores.

Gross Profit

The Company's gross profit margin as a percent of net sales improved to 41.1% in the third quarter of 1999, compared to 38.8% in the third quarter of 1998. For the nine month period ended October 2, 1999, gross profit margin as a percent of net sales was 40.7%, compared to 38.3% for the first nine months of 1998. This gross profit margin improvement was due primarily to continued implementation and execution of the Company's sourcing strategy, operating efficiencies at the Company's domestic sewing facilities and the Company's continuing focus on product design and development activities. The Company's current 1999 sourcing plan indicates that approximately 36% of units will be produced at the Company's domestic facilities as compared to 42% in 1998. The Company currently anticipates modest improvement in its gross margin for the remainder of 1999 compared to 1998.

Selling, General, and Administrative Expenses (S,G&A)

S,G&A expenses for the three month and nine month periods ended October 2, 1999 increased $5.3 million and $7.9 million over the three and nine month periods ended October 3, 1998, respectively. As a percentage of net sales, S,G,&A expenses were 25.6% and 30.4% for the three month and nine month periods ended October 2, 1999 as compared to 23.5% and 28.9% in the comparable periods of 1998. The increase in S,G,&A expenses relates primarily to a combination of continued expansion of the Company's retail operations, costs associated with the Company's transition to an updated product distribution system and related processes, and expansion of the Company's brand enhancing activities.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. Royalty income for the three month period ended October 2, 1999 was $2.2 million compared to $2.4 million in the third quarter of 1998. Royalty income for the nine month period ended October 2, 1999 decreased $0.3 million (5.3%) over the comparable nine month period in 1998. The nine month decrease resulted primarily from the Company's decisions to not renew its domestic outerwear license (which expired in May 1998) and its Japanese license arrangement (which ended in March 1998), as well as the write-off of certain foreign royalty receivables determined uncollectible. The Company currently anticipates that its fourth quarter 1999 royalty income will be slightly lower than the comparable period in 1998.

Operating Income

As a result of the factors described above, the Company's operating income for the three month and nine month periods ended
October 2, 1999 amounted to $24.1 million and $39.3 million as compared to $22.5 million and $36.1 million for the comparable periods in 1998.

Income Taxes

The Company's effective tax rate for the three month and nine month periods ended October 2, 1999 was approximately 39% as compared to 40% and 40.4%, respectively, in 1998. The decrease in the effective rate in 1999 was the result of the impact of tax planning initiatives to support changing business needs.

Net Income

Net income for the three months ended October 2, 1999 of $14.7 million increased $1.2 million (8.7%) over net income for the three months ended October 3, 1998. The Company's stock repurchase programs resulted in a significant reduction in its weighted-average diluted shares outstanding during the first nine months of 1999. This decrease in the number of shares outstanding resulted in a 27.1% increase in diluted earnings per share for the third quarter of 1999 of $.89 as compared to $.70 in 1998.

SEASONALITY OF BUSINESS

The Company's business is seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 1999 quarterly sales and income. Third quarter 1999 operating results are not necessarily indicative of anticipated quarterly results throughout the balance of the year.

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

Costs

The Company is executing the Year 2000 program primarily with existing internal resources and some outside consultants. The Company has spent an aggregate of approximately $1 million, through October 2, 1999 on its remediation efforts. All costs associated with the Year 2000 compliance are being funded with cash flow generated from operations and are being expensed as incurred. These amounts do not have a material impact on the Company's business, operations, or financial condition.

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

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At October 2, 1999, the Company's cash, cash equivalents and short-term investments were $19.6 million, compared to $16.8 million at the end of 1998 and $1.1 million at October 3, 1998. Cash generated from operations was sufficient to fund Company stock repurchases throughout 1999. Net working capital at October 2, 1999 was $67.5 million compared to $76.9 million at January 2, 1999, and $68.0 million at October 3, 1998. Accounts receivable at October 2, 1999 were $39.2 million compared to $24.0 million at January 2, 1999 and $37.4 million at October 3, 1998. The increase in accounts receivable is attributable to increased wholesale sales in the third quarter of 1999. Inventories at October 2, 1999 were $43.2 million, compared to $65.6 million at January 2, 1999 and $69.4 million at October 3, 1998. Management believes that October 2, 1999 inventory levels are generally appropriate for anticipated ongoing 1999 business activities, as the Company continues to tailor its sourcing strategy to meet customer demand, resulting in lower average inventory levels.

Cash provided by operations amounted to approximately $42.4
million in the first nine months of 1999, compared to $17.5 million in the first nine months of 1998. Cash provided by operating activities in the first nine months of 1999 was primarily attributable to net income and reduced inventory levels.

Investing activities used $3.6 million in the first nine months of 1999, compared to $.9 million in 1998. Capital expenditures were $5.6 million in the first nine months of 1999, compared with $9.8 million in 1998 and are currently budgeted at $9.6 million for all of 1999. Capital expenditures in 1999 relate primarily to expansions and upgrades of the Company's retail stores, while capital expenditures in 1998 related primarily to the Company's upgrade of its distribution systems and White House, Tennessee distribution facilities. These capital expenditures were partially offset by reductions in the levels of short-term investments in both years. Depreciation and amortization are currently estimated to be approximately $8.0 million for 1999.

Cash used in financing activities totaled $34.0 million in the first nine months of 1999, compared to $29.3 million in the first nine months of 1998. The Company's primary financing activities consisted of stock repurchase transactions and cash dividends in both periods.

On October 1, 1999 the Company announced an offer to purchase for cash up to 4.5 million shares of Class A Common Stock and up to 100,000 shares of Class B Common Stock, each at a purchase price not in excess of $21.00 or less than $18.50 per share. Under the terms of the offer, interested shareholders must respond to the dutch auction self tender offer by midnight, November 2, 1999, unless the offer is extended. The Company intends to use available cash, and proceeds from a new credit agreement as discussed below to finance this stock transaction.

On September 22, 1999 the Company received commitments for a new credit agreement with eight participating banks that will replace an existing credit agreement. The new credit agreement will provide for a term loan of up to $125 million to finance stock repurchases and a $75 million revolving credit facility available for general corporate purposes, including cash borrowings and letters of credit.

On August 10, 1998, the Company's Board of Directors authorized a $60 million repurchase program of the Company's Class A common stock. During the first nine months of 1999, the Company, in total, repurchased 1,762,300 shares of its Class A common stock to conclude this program for approximately $32.7 million. The Company repurchased a total of 3,106,200 shares of its Class A common stock under this repurchase program for approximately $60.0 million.

The Company had no outstanding debt at October 2, 1999 or January 2, 1999 while $5.4 million was outstanding at October 3, 1998 for working capital needs. The Company believes that the new credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures and business development needs.

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

The Company's future results of operations and financial position can be influenced by such factors as the level of consumer spending for apparel, particularly in the children's wear segment, overall consumer acceptance of the Company's product styling, consumer and retailer responses to Company marketing initiatives, including new Company retail stores, the financial strength of the retail industry, including, but not limited to, business conditions and the general economy, natural disasters, competitive factors, risk of non-payment of accounts receivable, the unanticipated loss of a major customer, failure of Company suppliers to timely deliver needed raw materials, Year 2000 issues, particularly with respect to the Company's vendors and customers, as well as risk associated with foreign operations.
In addition, the inability to ship Company products within agreed timeframes due to unanticipated manufacturing delays or the failure of Company contractors to deliver products within scheduled timeframes, are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia. If financial, political, or other related difficulties were to adversely impact the Company's contractors in the Asian region, it could disrupt the supply of products contracted for by the Company. Further, the Company's financial position and results of operation will be effected by the stock repurchase under the Company's dutch auction self tender offer and related debt incurred under the anticipated new credit agreement.

The forward-looking statements included herein are only made as of the date of this report. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant does not currently believe it has material exposure to market risk with respect to any of its investments; the registrant does not utilize market rate sensitive instruments for trading or other purposes. For information regarding the Company's investments, refer to the "Cash equivalents" and "Short-term investments" notes to the consolidated financial statements on page 19 of the 1998 Form 10-K.

The Company anticipates signing a new credit agreement that will provide for a term loan of up to $125 million to finance stock repurchases and a $75 million revolving credit facility available for general corporate purposes, including cash borrowings and letters of credit. Borrowings under this credit agreement will bear interest at a variable rate. Accordingly, the Company will be affected by interest rate changes in the future.


Part II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
    None

(b) Reports on Form 8-K

On October 1, 1999 the Company filed an 8-K.  Under Item
5. OTHER EVENTS, the Company reported a press release disclosing a self tender offer for up to 4.5 million shares of Class A Common Stock and up to 100,000 shares of Class B Common Stock.



                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                						OSHKOSH B'GOSH, INC.


Date:	10/18/99				                    /S/DOUGLAS W. HYDE
                                						Chairman of the Board, President
                                						Chief Executive Officer and Director


Date:	10/18/99				                    /S/DAVID L. OMACHINSKI
                                						Vice President-Finance, Treasurer
                                						Chief Financial Officer and Director