Form 10-K
period 2000-01-02
OSHKOSH B GOSH INC
filed 2000-03-28
CIK 75042

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K

Mark One

   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended JANUARY 1, 2000
                                     OR
   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   	    No

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

As of March 13, 2000, there were outstanding 10,361,239 shares of Class A Common Stock and 2,240,555 shares of Class B Common Stock, of which 9,898,898 shares and 1,136,317 shares, respectively, were held by non-affiliates of the Company. Based upon the closing sales price as of March 13, 2000, the aggregate market value of the Class A Common Stock held by non-affiliates was $176,936,546. The Class B Common Stock is no longer listed or quoted on any established trading market, but it is convertible into Class A Common Stock on a share-for-share basis. Based on that conversion right, the value of Class B Common
Stock held by non-affiliates was $20,311,666.

DOCUMENTS INCORPORATED BY REFERENCE

OshKosh B'Gosh, Inc. definitive Proxy Statement for its annual meeting to be held on May 5, 2000 (or such later date as the directors may determine), incorporated into Part III


                                  INDEX

PART I                                            										     PAGE
Item 1.		 Business	                                 							         5
	        	(a)	General Development of Business				                   5
        		(b)	Financial Information About Industry Segments	   	    6
        		(c)	Narrative Description of Business				                 6
        		 	   Product                                     					    6
          			  Raw Materials, Manufacturing and Sourcing		          7
          			  Sales and Marketing						                            9
          			  International Licensing and Distribution		          10
          			  Trademarks							                                   10
			            Seasonality							                                  10
			            Working Capital						                               11
			            Backlog							                                      11
          			  Competitive Conditions					                         11
          			  Environmental Matters					                          12
          			  Employees							                                    12

Item 2.		 Properties								                                       12

Item 3.		 Legal Proceedings							                                 13

Item 4.		 Submission of Matters to a Vote of Security Holders	  	  13

PART II
Item 5.		 Market for the Company's Common Stock and
        		Related Stockholder Matters						                        13

Item 6.		 Selected Financial Data						                            14

Item 7.		Management's Discussion and Analysis of Results
       		of Operations and Financial Conditions				                14

Item 7A.	Quantitative and Qualitative Disclosures About
         Market Ris	                                            	  22

Item 8.		Financial Statements and Supplementary Data		          	  23

Item 9.		Disagreements on Accounting and Financial Disclosure		    39

PART III
Item 10.	Directors and Executive Officers of the Company		      	  40

Item 11.	Executive Compensation						                              40

Item 12.	Security Ownership of Certain Beneficial Owners
       		and Management							                                     40

Item 13.	Certain Relationships and Related Transactions		       	  40

PART IV
Item 14.	Exhibits, Financial Statement Schedule, and
         Reports on Form 8-K							                                41

PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

OshKosh B'Gosh, Inc. (together with its subsidiaries, the "Company") was founded in 1895 and was incorporated in the state of Delaware in 1929. The Company designs, manufactures, sources, and markets apparel primarily for the children's wear and youth wear markets. The Company also offers a children's footwear collection. While its heritage began in the men's work wear market, the Company is currently best known for its line of high quality children's wear. It is the Company's vision to become the dominant global marketer of branded products for children ages newborn to ten through leverage of the existing brand franchise in OshKosh B'Gosh and utilization of the Company's core competencies to supply the market with all appropriate product for children where quality, durability, and fashion innovation are important. The Company is also pursuing niche opportunities in adult apparel, where the Company's century old heritage can provide meaningful differential advantage to address the needs of the marketplace.

The success of the children's wear business can be attributed to the Company's core themes: quality, durability, style, trust, and Americana. These themes have propelled the Company to the position of market leader in the branded children's wear industry. The Company strategically extends the product line and also leverages the economic value of the OshKosh B'Gosh name via both domestic and international licensing agreements.

In addition to the Company's wholesale business, the Company also operates a chain of 130 domestic OshKosh B'Gosh branded stores, including 124 factory outlet stores, four showcase stores, and two stripmall stores. The Company operates an OshKosh B'Gosh showcase store in New York City to feature a full line of OshKosh product in a signature environment designed to reinforce brand awareness among consumers. The Company's retail product line in its OshKosh B'Gosh branded stores includes OshKosh B'Gosh branded product in sizes from newborn to girls 6X and boys 7 and youth wear for girls and boys under the trade names Genuine Girl (girls sizes 7-16) and Genuine Blues (boys sizes 8-16). Based on the sales performance of the Genuine Girl line in the OshKosh B'Gosh operated retail stores, the Company expanded the distribution of this product line to wholesale customers beginning with the Spring 1998 season. The Company is also currently distributing to wholesale customers, on a test basis, the Genuine Blues line.

The Company's comprehensive strategic planning initiative guides the Company's business focus. Under this initiative, combined with management's commitment to more efficiently utilize working capital, the Company continues to take steps to improve product marketability, streamline operations, reduce its capital base and cost structure, and improve delivery performance. These actions included an analysis of product extensions, commitment to the wholesale customer base, periodic review of significant licensee arrangements, and continued development of an effective global sourcing strategy.

The Company designs and closely manages the manufacture of all of its apparel and footwear. Company designers develop fabrication, trim accessories, and detailed manufacturing specifications. The product is then manufactured according to detailed Company specifications and production schedules in Company-owned manufacturing facilities or at third party contractor locations worldwide. Product sourcing is based on manufacturing capacity, quality, and lead times, in addition to capabilities of specific manufacturing facilities.

The Company leverages its name and brand equity into a wide variety of children's products including children's apparel accessory items such as hats, socks and eyewear, bedding and other nursery decor, juvenile products including car seats and strollers, and developmental toys. The Company regularly reviews the seasonal offerings of all related products both locally and internationally for consistency, brand image, and quality. The Company earns royalties for use of its name on children's and men's wear products throughout the world, and from related accessories distributed in the United States and worldwide.

(b)  Financial Information About Industry Segments

The Company is engaged in only one line of business, namely, the apparel industry.

(c)  Narrative Description of Business

Products

The Company designs, manufactures, sources and markets a broad range of children's clothing as well as lines of youth wear and footwear under the OshKosh, OshKosh B'Gosh, Genuine
Girl, and Genuine Blues labels. The products are distributed primarily through better quality department and specialty stores, 130 Company owned domestic stores, and foreign retailers.

The children's wear and youth wear business is targeted to reach the middle to upper middle segment of the sportswear market through the use of innovative designs, quality fabrics, and classic styling. The Company believes that its trade name is a valuable asset in the marketing of its apparel, signifying apparel that is classic in design and of high quality construction. The Company tradename and trademarks are generally displayed prominently on OshKosh product. Children's wear is marketed in size ranges from layette/newborn and infant/toddler to girls 6X and boys 7. Youth wear is in size ranges girls 7 to 16 and boys 8 to 16.

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

The Company also offers a Classics product line, consisting primarily of staple denim products with multiple wash treatments and coordinating garments. The Classics product offerings for each season will typically consist of a variety of clothing items including bib overalls, pants, jeans, shorts and shortalls (overalls with short pant legs), shirts, blouses and knit tops, skirts, jumpers, sweaters, dresses, playwear, and fleece. This product line is developed to be somewhat less seasonal, with signature OshKosh B'Gosh classic styling. These styles are available to retail customers for replenishment throughout the year. Some Classics items are also designed to serve as a foundation for the Fashion group, with seasonal colors and styles to complement the Company's Fashion product offering.

Most products are designed by an in-house staff. Product design requires long lead times, with products generally being designed a year in advance of the time they actually reach the retail market. While the Company's products are generally traditional in nature and not intended to be "designer" items, the Company attempts to incorporate current trends and consumer preferences in its designs.

In selecting fabric and prints for its products, the Company seeks, where possible, to obtain exclusive rights to unique fabric designs from its suppliers in order to provide the Company, for a limited period of time, with some protection from imitation by competitors.

Raw Materials, Manufacturing, and Sourcing

All raw materials used in the manufacture of Company products are purchased from unaffiliated suppliers. The Company purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric related to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. In 1999, approximately 88% of the Company's direct expenditures for raw materials (fabric) were from its five largest suppliers, with the largest such supplier accounting for approximately 48% of total raw material expenditures. Fabric and various non-fabric items, such as thread, zippers, rivets, buckles, and snaps, are purchased from a variety of domestic and foreign sources, based on quality, pricing, and availability. The fabric and accessory market in which OshKosh B'Gosh purchases its raw materials is composed of a substantial number of suppliers with similar products and capabilities, and is characterized by a high degree of competition. As is customary in its industry, the Company has no long-term contracts with its suppliers. To date, the Company has experienced little difficulty in satisfying its requirements for raw materials, considers its sources of supply to be adequate, and believes that it would be able to obtain sufficient raw materials should any one of its product suppliers become unavailable.

Product development and administration are primarily coordinated from the Company's headquarters facility in Oshkosh, WI or its design studio in New York City. The majority of the product engineering and sample making, allocation of production among plants and independent contractors, material purchases, and invoice payments is done through the Company's Oshkosh headquarters. Substantially all designs and specifications utilized by independent manufacturers are provided by the Company.

In 1999, approximately 64% of the Company's product line (excluding footwear) was sourced from off-shore Company-operated facilities and numerous third party contractors throughout the world, in accordance with the Company's specifications. Most domestic production takes place in the Company's three Tennessee and two Kentucky plants. The Company also leases sewing plants in Honduras and Mexico, where cut apparel pieces are received from the United States and are reimported by OshKosh B'Gosh as finished goods under Section 9802 (previously Section 807). In recent years, as part of the Company's review of manufacturing capacity and utilization, the Company closed or downsized certain domestic manufacturing facilities and continued to expand its use of offshore manufacturing capabilities. These actions were part of the Company's on-going effort to improve its product cost structure. The Company has established guidelines for each of its third party manufacturers in order to monitor product quality, labor practices, and financial viability. It also employs agents, based in regional locations abroad, to monitor compliance with design specifications and quality standards. The Company believes that its overall global manufacturing strategy gives the Company maximum flexibility to properly balance the need for timely shipments, high quality products, and competitive pricing.

While no long-term, formal arrangements exist with its third-party manufacturers, the Company considers these relationships to be satisfactory. The Company believes it could, over a period of time, obtain adequate alternative production capacity if any of its independent manufacturers become unavailable. As part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia. If financial, political or other related difficulties were to adversely impact the Company's contractors in Asia, it could disrupt the supply of products contracted for by the Company. A sustained disruption of such sources of supply could, particularly on a short-term basis, have an adverse impact on the Company's operations.

Because higher quality apparel manufacturing is generally labor intensive (sewing, pressing, finishing and quality control), the Company has continually sought to take advantage of time saving technical advances in areas like computer-assisted design, computer-controlled fabric cutting, computer evaluation and matching of fabric colors, automated sewing processes, and computer-assisted inventory control and shipping. In order to realize economies of operation within the domestic production facilities, cutting operations are located in one of the Company's five plants, with all domestic product washing, pressing, and finishing done in one facility in Tennessee and all screenprint and embroidery done in one facility in Kentucky. Quality control inspections of both semi-finished and finished products are required at each plant, including those of independent manufacturers, to assure compliance.

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

Sales and Marketing

In order to meet the diverse needs of its broad customer base, the Company uses a wide variety of distribution channels to market its products. Wholesale distribution is made primarily through better quality department and specialty stores, although sales are also made through direct mail catalog companies, foreign retailers, and other outlets. In 1999, the Company's products were sold to approximately 1,000 wholesale customers (approximately 6,500 stores) throughout the United States, and a sizable number of international accounts.

Product sales to better quality department and specialty stores are made primarily by the Company's sales force. In addition to the central sales office in Oshkosh, the Company maintains a regional sales office in New York and Dallas. A portion of the Company's sales force is assigned specific large national accounts, while others are assigned to defined geographic territories. In sparsely populated areas and new markets, manufacturer's representatives represent the Company on a non-exclusive basis.

In addition to its wholesale activities, OshKosh B'Gosh products are also sold through 130 Company-owned domestic retail stores, operating under three formats: factory outlet stores, four
showcase stores, and two strip mall stores.   The Company
operates 124 domestic factory outlet stores, which carry a large selection of first quality Company branded apparel at a discount to conventional retail prices. The factory outlet stores also provide a means of distributing excess and out-of-season product, reducing the amount of such product sold to discounters at excessively low prices. The four showcase stores are full price, full service stores featuring a full line of OshKosh B'Gosh product in a signature environment designed to convey the total OshKosh image and build brand recognition among customers. The stores are also used to test new styles and merchandising strategies. The Company also began testing a new strip center retail prototype by opening two strip mall stores in 1999. These strip mall stores will feature a large selection of OshKosh B'Gosh products that are consistently value priced.

The Company's broad distribution base insulates the Company from reliance on any one customer. The Company's largest wholesale customer, Kids "R" Us, accounted for 12% of the Company's 1999 sales, while the Company's largest ten and largest 100 customers accounted for approximately 46% and 55% of 1999 sales, respectively.

Domestic marketing programs are aimed at both the Company's retail accounts and ultimate consumers, with a main goal of increasing overall brand awareness. A national marketing program includes advertising in both consumer and trade publications, local cooperative advertising, promotions, and in-store merchandising.

The Company is partnering with department store customers to enhance brand presentation and availability of the OshKosh B'Gosh brand through the creation of "showcase" environments. The showcase environment is a focused merchandising strategy that creates a highly impactful retail presentation of the OshKosh brand. By the use of custom fixtures, comprehensive in-store merchandising support, focused advertising, and promotions, the Company, along with its key customers, is able to communicate a powerful and consistent brand presence to the consumer.

International Licensing and Distribution

The Company's products are distributed worldwide through approximately 36 licensees and distributors in over 75 countries.
Licensing and distribution agreements allow the Company to develop international markets without the need to maintain a capital commitment in localized warehousing, offices, personnel, and inventory.

The Company provides design assistance to its licensees to ensure products are appropriate to each foreign market and consistent with the Company's brand image. The licensees and distributors either purchase fabric or finished product directly from the Company, manufacture their own product, or contract the production of the product from third-party manufacturers. Each licensee and distributor is responsible for the marketing and distribution of specific product categories within defined regions specified in the licensing or distribution agreement. Distribution must be through marketing channels consistent with the Company's domestic operations and as approved by the Company. The Company also provides advertising guidelines and support in the development of localized marketing programs.

Trademarks

The Company utilizes the OshKosh, OshKosh B'Gosh, Genuine
Girl, or Genuine Blues trademarks on most of its products. Other significant trademarks include a white triangular patch on the back of bib garments and the Genuine Article. The Company currently has approximately 47 trademark registrations and four pending trademark applications in the United States and has trademark registrations in approximately 110 countries outside the U.S. These trademarks and universal awareness of the OshKosh B'Gosh name are significant in marketing the products. Therefore, it is the Company's policy to vigorously defend its trademarks against infringement under the laws of the U.S. and other countries. The Company is not aware of any material infringing uses.

Seasonality

Products are designed and marketed primarily for three principal selling seasons:

                          					PRIMARY
RETAIL SALES SEASON	       BOOKING PERIOD		    SHIPPING PERIOD
Spring/Summer		            August-September		  January-May
Fall/Back-to-School		      January-February		 	June-August
Winter/Holiday		           April-May				       September-December

The Company's business is increasingly seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest because of both relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2000 quarterly sales and income.

Working Capital

Working capital needs are affected primarily by inventory levels, outstanding accounts receivable, and trade payables. In November, 1999, the Company entered into a new unsecured credit agreement with a number of banks that provides for a five year $125 million term loan for the repurchase of shares of its common stock through May, 2000, and a three year $75 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit.
The revolving credit facility expires November 3, 2002. There were no outstanding borrowings against the revolving credit arrangement at January 1, 2000, with $44 million outstanding on the term loan.

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

Competitive Conditions

The apparel industry is highly competitive and consists of a number of domestic and foreign companies. Some competitors have assets and sales greater than those of the Company. In addition, the Company competes with a number of firms that produce and distribute only a limited number of products similar to those sold by the Company, or sell only in certain geographic areas being supplied by the Company.

A characteristic of the apparel industry is the requirement that a marketer recognize fashion trends and adequately provide products to meet such trends. Competition within the apparel industry is generally in terms of quality, price, service, style, and with respect to branded product lines, consumer recognition, and to a lesser extent on the basis of service and price. The Company is focusing attention on the issues of price and service, and has taken, and will continue to take, steps to reduce costs, become more competitive in the eyes of value conscious consumers, and deliver the service expected by its customers.

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

Employees

At January 1, 2000, the Company employed approximately 3,600 persons. Approximately 17% of the Company's personnel are covered by collective bargaining agreements with the United
Food and Commercial Workers Union.

ITEM 2.  PROPERTIES


                        Approximate
                       Floor Area in
Location                Square Feet              Principal Use
Albany, KY                20,000         Manufacturing
Byrdstown, TN             32,000         Manufacturing
Celina, TN                38,250         Laundering/Pressing
Choloma, Honduras (2)     47,000         Manufacturing
Gainesboro, TN            61,000         Sample Production/Distribution
Jamestown, TN             43,000         Manufacturing
Liberty, KY              218,000         Manufacturing/Warehousing
New York City, NY (1)     18,255         Sales Offices/Showroom Design Studio
Oshkosh, WI               99,000         Exec. & Operating Offices
Oshkosh, WI               88,000         Leased to Outside Party
Oshkosh, WI              128,000         Distribution/Warehousing
Uman, Mexico (3)         134,000         Manufacturing
White House, TN          284,000         Distribution/Warehousing

All properties are owned by the Company with the exception of:

(1) Lease expiration date--2007, (2) Lease expiration date--2001,
(3) Lease expiration date--2006.

The Company believes that its properties are well maintained and its manufacturing equipment is in good operating condition and adequate for current production. The Company's retail stores occupy leased premises, with lease terms generally in the range of 5 - 7 years. These leasehold interests are generally well suited for the Company's retail operations. For information regarding the terms of the leases and rental payments thereunder, refer to Note 6 to the consolidated financial statements of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

	                        Quarterly Common Stock Data 1
                                      1999                        1998
                           Stock price     Dividends    Stock price  Dividends
                         High       Low    per share   High     Low  Per share
Class A Common Stock
1st                   $ 20-1/4  $14-15/16  $0.05    $20-1/4  $14-1/2  $0.035
2nd                     22-3/4   17-1/8     0.05     23       17-3/4   0.035
3rd                     20-7/8   14-1/4     0.05     24-9/16  18-1/4   0.05
4th                     22-3/8   18-7/8     0.05     24-1/4   17-7/8   0.05

Class B Common Stock
1st                        -        -      $0.0425      -        -    $0.03
2nd                        -        -       0.0425      -        -     0.03
3rd                        -        -       0.0425      -        -     0.0425
4th                        -        -       0.0425      -        -     0.0425

	1 Adjusted for the two-for-one stock split in September 1998.

The Company's Class A common stock trades on the Over-The-Counter market and is quoted on NASDAQ under the symbol GOSHA. The table reflects the "last" price quotation on the NASDAQ National Market System and does not reflect mark-ups, mark-downs, or commissions and may not represent actual transactions. The Company's Class B common stock is not currently traded on the Over-The-Counter market.

As of February 15, 2000, there were 1,202 Class A common stock shareholders of record and 131 Class B common stock shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

                            Financial Highlights
               (Dollars in thousands, except per share amounts)

                                                Year Ended
                   January 1, January 2, December 31, December 31, December 31,
                      2000      1999         1997        1996         1995
Financial results
 Net sales           $429,786  $423,232    $395,196     $444,766    $432,266
 Net income            32,448    29,335      22,558        1,119      10,947
 Return on sales         7.5%      6.9%        5.7%         0.3%        2.5%

Financial condition
 Working capital     $ 27,342  $ 76,876    $ 82,762     $104,641    $ 95,414
 Total assets         129,699   162,568     174,788      196,033     208,579
 Shareholders'equity   23,439   103,017     113,157      138,077     150,078

Data per common share
 Net income
  Basic              $   2.01  $   1.54    $   1.02     $    .05    $    .43
  Diluted                1.99      1.52        1.02          .05         .43
 Cash dividends declared
  Class A                 .20       .17         .14          .14         .14
  Class B                 .17      .145         .12          .12         .12
 Shareholders'equity     1.86      5.75        5.74         5.86        6.03


 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

	                                          As a Percentage of Net Sales
				                                           for the Year Ended
                                    January 1,*   January 2,*  December 31,
                                       2000          1999         1997

Net sales                            100.0%        100.0%       100.0%
Cost of products sold                 58.1%         60.9%        63.5%
Gross profit                          41.9%         39.1%        36.5%
Selling, general and
  administrative expenses             31.2%         29.5%        29.2%
Royalty income, net                   (1.7%)        (2.0%)       (2.0%)
Operating income                      12.4%         11.6%         9.3%
Other income (expense) - net          (0.1%)         0.1%         0.3%
Income before income taxes            12.3%         11.7%         9.6%
Income taxes                           4.8%          4.8%         3.9%
Net income                             7.5%          6.9%         5.7%

*	Effective January 1, 1998, the Company changed its fiscal year to a 52/53 week period ending on the Saturday closest to December 31. Accordingly, the Company's fiscal year 1998 ended January 2, 1999, while the Company's 1999 fiscal year ended January 1, 2000. This change did not have a material impact on the comparability of the Company's annual results of operations.


1999 COMPARED TO 1998

Net Sales

Net sales in 1999 were $429.8 million, a $6.6 million (1.5%) increase over 1998 net sales of $423.2 million. A summary of the Company's net sales for the years ended January 1, 2000 and January 2, 1999 follows:

                                            Net Sales
                                   							(in millions)
                                     Domestic
                              Wholesale    Retail  International  Total

1999                           $212.3      $ 210.4   $  7.1   $ 429.8
1998                            226.1        191.4      5.7     423.2
Increase (decrease)             (13.8)        19.0      1.4       6.6

Percent increase (decrease)      (6.1%)        9.9%    24.6%      1.5%

The Company's 1999 domestic wholesale unit shipments were down approximately 0.3% compared to 1998. The decrease in unit shipments resulted from a combination of less closeout merchandise sold during the year and lower demand for the Company's classics product offering. The decrease in wholesale sales dollars resulted from a combination of lower average selling prices, increased promotional programs, and product mix (a higher mix of lighter weight, lower unit cost garments). The Company currently anticipates wholesale unit shipments for the first half of 2000 to be down approximately 3-5% as compared to the first half of 1999.

The Company's 1999 increased retail sales resulted from a combination of a 4.5% comparable store sales gain and sales volume from newly opened stores. During 1999, the Company opened 11 factory outlet stores, closed 4 factory outlet stores, and closed 1 showcase store. The Company also began testing a new store concept by opening 2 strip mall stores in 1999. At January 1, 2000, the Company operated 130 domestic OshKosh B'Gosh retail stores, including 124 factory outlet stores, 4 showcase stores and 2 strip mall stores.

Current Company plans for 2000 call for the addition of approximately 14 new OshKosh B'Gosh retail stores including 6 strip mall stores, and the closing of 8 to 11 factory outlet stores. For 2000, the Company currently anticipates low single digit comparable store sales gains.

Gross Profit

The Company's gross profit margin as a percentage of net sales increased to 41.9% in 1999 compared with 39.1% in 1998. This gross profit margin improvement was due primarily to continued implementation and execution of the Company's global sourcing strategy, operating efficiencies at the Company's domestic sewing facilities, the Company's ongoing focus on product design and development activities, and the favorable impact of liquidation of certain LIFO inventory layers. During 1999, approximately 64% of units sourced were from off-shore venues as compared to 58% in 1998. The Company's current 2000 sourcing plan indicates that approximately 79% of units will be sourced outside of the United States.

Substantially all of the Company's inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) basis. As a result of a substantial reduction of the Company's inventory levels at January 1, 2000, the 1999 gross profit margin was favorably impacted by an approximate $2.2 million benefit related to the liquidation of certain LIFO layers. This compares with an approximate $.6 million benefit in 1998. The Company does not currently anticipate further significant liquidation of LIFO layers in the foreseeable future.

Selling, General and Administrative Expenses (S,G&A)

The Company's S,G&A expenses for 1999 of $134.0 million were $9.2 million over 1998 S,G&A expenses of $124.8 million. As a percent of net sales, S,G&A expenses were 31.2% in 1999 as compared to 29.5% in 1998. The primary reasons for these increased expenses relate to a combination of continued expansion of the Company's retail operations, costs associated with the Company's transition to an updated product distribution system and related processes, and expansion of the Company's brand enhancing activities.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. The Company's net royalty income was $7.4 million in 1999, a $.8 million decrease compared to 1998 net royalty income of $8.2 million. Royalty income from domestic licensees was approximately $2.3 million in 1999 as compared to $2.8 million in 1998 and reflects the Company's decision not to renew its domestic outerwear license (which expired in May, 1998). Royalty income from foreign licensees was approximately $5.1 million in 1999 as compared to $5.4 million in 1998. The Company's 1999 foreign licensee royalty income was negatively impacted by adverse economic conditions in Latin America and the Company's decision not to renew the Japanese license agreement (which ended in March, 1998).

The Company currently anticipates modest growth in its net royalty income from licensees in 2000.

Operating Income

As a result of the factors described above, the Company's 1999 operating income improved to $53.7 million. This represents a 9.7% increase over 1998 operating income of $48.9 million.

Other Income (Expense) -Net

The Company's 1999 net other income (expense) was a $.5 million expense compared to $.4 million income in 1998. Interest expense increased by approximately $1.1 million in 1999 as a result of borrowings to help finance the Company's Dutch Auction tender offer in November, 1999 and other stock repurchase transactions.

Income Taxes

The Company's 1999 effective income tax rate was approximately 39.0% as compared to approximately 40.5% in 1998. The Company currently anticipates an effective income tax rate of approximately 39.0% for 2000. The rate reduction in 1999 compared to 1998 is due primarily to the implementation of certain income taxation strategies.

Net Income

Net income for the year ended January 1, 2000 of $32.4 million represented a $3.1 million (10.6%) increase over net income for the year ended January 2, 1999 of $29.3 million. The Company's ongoing stock repurchase programs and Dutch Auction tender offer resulted in a significant reduction in its weighted-average diluted shares outstanding during 1999. This decrease, combined with the 10.6% increase in net income, resulted in a 30.9% increase in diluted earnings per share for 1999 of $1.99 as compared to $1.52 in 1998.

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

Gross Profit

The Company's gross profit margin as a percent of net sales increased to 39.1% in 1998 compared with 36.5% in 1997. This gross profit margin improvement was due primarily to continued implementation and execution of the Company's global sourcing strategy, improved operating efficiencies at the Company's domestic sewing facilities, and the Company's continuing focus on product design and development activities. During 1998, approximately 58% of units sourced were outside of the United States as compared to 53% in 1997.

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

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. The Company's net royalty income was $8.2 million in 1998, a $.3 million increase over 1997 net royalty income of $7.9 million. Royalty income from domestic licensees was approximately $2.8 million in 1998 as compared to $2.6 million in 1997. Royalty income from foreign licensees was approximately $5.4 million in 1998 as compared to $5.3 million in 1997. The Company's 1998 foreign licensee royalty income was negatively impacted by adverse economic conditions in Asia and the Company's decision not to renew its Japanese license arrangement (which ended in March, 1998). These adverse conditions were offset by increased royalty income from the Company's Canadian and European licensees.

Operating Income

As a result of the factors described above, the Company's 1998 operating income improved to $48.9 million. This represents a 32.6% improvement over 1997 operating income of $36.9 million.

Other Income (Expense) -Net

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

Net Income

Net income for the year ended January 2, 1999 of $29.3 million represented a $6.7 million (30%) increase over net income for the year ended December 31, 1997 of $22.6 million. The Company's ongoing stock repurchase programs resulted in a reduction in its weighted-average diluted shares outstanding during 1998. This decrease, combined with the 30% increase in net income, resulted in a 49% increase in diluted earnings per share for 1998 of $1.52 as compared to $1.02 in 1997.

SEASONALITY OF BUSINESS

The Company's business is increasingly seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2000 quarterly sales and income.

YEAR 2000 CONSIDERATIONS

The Company did not experience any significant operating problems as a result of Year 2000. The Company executed its Year 2000 program primarily with existing internal resources and some outside consultants. The Company spent an aggregate of approximately $1 million on its remediation efforts. All costs associated with the Year 2000 compliance were funded with cash flow generated from operations and were expensed as incurred. These amounts did not have a material impact on the Company's business, operations, or financial condition.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At January 1, 2000, the Company's cash, cash equivalents, and investments were $9.6 million, compared to $16.8 million at the end of 1998. This reduction is attributable to the Company's stock repurchases, offset in part by cash generated from operations. Net working capital at January 1, 2000 was $27.3 million compared to $76.9 million at January 2, 1999, and $82.8 million at December 31, 1997. Accounts receivable at January 1, 2000 were $16.5 million compared to $24.0 million at January 2, 1999. The decrease in accounts receivable is attributable to reduced wholesale shipments in the fourth quarter of 1999. Inventories at January 1, 2000 were $48.5 million, compared to $65.6 million at the end of 1998 as part of a planned reduction in inventory levels. Management believes that January 1, 2000 inventory levels are generally appropriate for anticipated 2000 business activities. The reduction in working capital is attributable to reductions in accounts receivable and inventories, and reflecting the current portion of long term debt related to the Company's stock repurchases.

Cash provided by operations amounted to approximately $70.0 million in 1999, compared to $42.2 million in 1998 and $35.9 million in 1997. The increase in cash provided by operating activities in 1999 over 1998 is primarily attributable to reduced accounts receivable and inventory levels. The increase in cash provided by operating activities in 1998 compared to 1997 is primarily attributable to improved net income in 1998.

Cash used in investing activities totaled $6.2 million in 1999, compared to $2.2 million in 1998, and $6.5 million in 1997. Capital expenditures were $7.1 million in 1999, compared with $11.4 million in 1998, and $6.6 million in 1997, and are
currently budgeted at $10.0 million for 2000.   Capital
expenditures in 1999 related primarily to retail store expansions and remodeling, while capital expenditures in 1998 related primarily to the Company's upgrade of its distribution systems and Whitehouse, Tennessee distribution facilities. These capital expenditures were offset by reductions in the levels of investments. Depreciation and amortization are currently budgeted at $8.0 million for 2000.

Cash used in financing activities totaled $69.0 million in 1999, compared to $39.5 million in 1998, and $46.9 million in 1997. The Company's primary financing activities consisted of stock repurchase transactions, dividends, and borrowings under the Company's new credit agreement.

In November, 1999, the Company acquired 3,498,300 shares of its Class A common stock and 6,805 shares of its Class B common stock in conjunction with its Dutch Auction tender offer. Under the term of the Dutch Auction tender offer, all shares purchased were at $21 per share, which totals approximately $72.9 million.

On December 6, 1999 the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. During 1999, the Company repurchased 253,900 shares of its Class A common stock under this program for approximately $4.8 million. For all of 1999, the Company repurchased 5,446,642 shares of its Class A common stock and 6,805 shares of its Class B common stock under its current and prior repurchase programs and Dutch Auction tender offer for approximately $110.4 million.

During 1998, the Company repurchased 1,888,500 shares of its Class A common stock under its current and prior repurchase programs for approximately $37.6 million and during 1997, the Company repurchased approximately 3,796,000 shares of its Class A common stock and approximately 84,000 shares of its Class B common stock for approximately $44 million.

On August 10, 1998, the Company's Board of Directors declared a two-for-one stock split for Class A and Class B common stock, effected in the form of a stock dividend.

Dividends on the Company's Class A and Class B common stock totaled $.20 per share and $.17 per share, respectively, in 1999 and $.17 per share and $.145 per share, respectively, in 1998.

In November, 1999, the Company entered into a new unsecured credit agreement with a number of banks that provides for a five year $125 million term loan for the repurchase of shares of its common stock through May, 2000 and a three year $75 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires November 3, 2002.

There were no outstanding borrowings against the revolving credit arrangement at January 1, 2000, with $44 million outstanding on the term loan. The Company believes that the new credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures, required payments on long term debt, and business development needs.

FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding future unit shipments, planned store expansions and store closings, future comparable store net sales, future inventory levels and valuation implications, future growth in royalty income, future effective income tax rate, planned capital expenditures and depreciation and amortization expenses, and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements which contain forward-looking information. Except for historical information, matters discussed in such oral and written communications, including this report, are forward-looking statements. Such forward-looking statements are based on current assumptions and expectations that involve risks and uncertainties. Actual results may differ materially.

The Company's future results of operations and financial position can be influenced by such factors as the level of consumer spending for apparel, particularly in the children's wear segment, overall consumer acceptance of the Company's product styling, the financial strength of the retail industry, including, but not limited to, business conditions and the general economy, natural disasters, competitive factors, risk of non-payment of accounts receivable, the unanticipated loss of a major customer, failure of Company suppliers to timely deliver needed raw materials, as well as risk associated with foreign operations. In addition, the inability to ship Company products within agreed timeframes due to unanticipated manufacturing delays or the failure of Company contractors to deliver products within scheduled timeframes are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia. If financial, political or other related difficulties were to adversely impact the Company's contractors in the Asian region, it could disrupt the supply of products contracted for by the Company.

The forward-looking statements included herein are only made as of the date of this report. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Interest Rate Risk

The credit agreement entered into by the Company in November, 1999 provides for $125 million to finance repurchases of the Company's common stock and a $75 million revolving credit facility available for general corporate purposes. Borrowings under this agreement bear interest at a variable rate, based on the London Interbank Offered Rates. Accordingly, the Company is affected by interest rate changes on its long-term debt. Management monitors this risk by carefully analyzing the short-term rates on its long-term debt portfolio and comparable long-term interest rates. The Company does not presently hedge its interest rate risk. With respect to this debt, a 1% change in interest rates would not have a material impact on the Company's interest expense for fiscal 2000.

Foreign Currency Risk

The Company contracts for the manufacture of apparel with contractors in Asia, Central America, and Mexico. While these contracts are stated in terms of U.S. dollars, there can be no assurance that the cost for the production of the Company's products will not be affected by exchange fluctuations between the United States and the local currencies of these contractors.
 Due to the number of currencies involved, the Company cannot quantify the potential impact of future currency fluctuations on net income in future years. The Company does not hedge its exchange rate risk.

Inflation Risk

The Company manages its inflation risks by ongoing review of product selling prices and production costs. Management does not believe that inflation risks are material to the Company's business, its consolidated financial position, results of operations, or cash flows.

Investment Risk

The Company does not believe it has material exposure to market risk with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading or other purposes. For information regarding the Company's investments, refer to the "Cash equivalents" and "Investments" notes to the consolidated financial statements on page 19 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                 Page

Financial Statements:
Report of Independent Auditors							                            	24
Consolidated Balance Sheets - January 1, 2000 and
  January 2, 1999                                           		   	25
Consolidated Statements of Income - years ended
  January 1, 2000, January 2, 1999 and December 31, 199					      26
Consolidated Statements of Changes in Shareholders' Equity -
  years ended January 1, 2000, 	January 2, 1999 and
  December 31, 1997		                                             27
Consolidated Statements of Cash Flows - years ended
  January 1, 2000, January 2, 1999 and December 31, 1997					    	28
Notes to Consolidated Financial Statements					                  	29


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
OshKosh B'Gosh, Inc. and Subsidiaries

	We have audited the accompanying consolidated balance sheets of OshKosh B'Gosh, Inc. and subsidiaries (the Company) as of January 1, 2000 and January 2, 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended January 1, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at January 1, 2000 and January 2, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended
January 1, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Milwaukee, Wisconsin
January 28, 2000


                   OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
               (Dollars in thousands, except per share amounts)


                                                     January 1,    January 2,
                                                        2000          1999
ASSETS
Current assets
 Cash and cash equivalents                           $   9,093    $   14,308
 Investments                                               511         2,500
 Accounts receivable, less allowances of $3,790
  in 1999 and $4,240 in 1998                            16,514        24,008
 Inventories                                            48,495        65,584
  Prepaid expenses and other current assets                774           862
  Deferred income taxes                                 14,200        16,700
Total current assets                                    89,587       123,962
Property, plant and equipment, net                      31,648        32,380
Deferred income taxes                                    5,400         4,900
Other assets                                             3,064         1,326

Total assets                                         $ 129,699     $ 162,568

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt                   $  15,000     $      --
 Accounts payable                                       10,269         7,638
 Accrued liabilities                                    36,976        39,448
Total current liabilities                               62,245        47,086
Long-term debt                                          29,000            --
Employee benefit plan liabilities                       15,015        12,465
Commitments                                                 --            --
Shareholders' equity
 Preferred stock, par value $.01 per share:
  Authorized-1,000,000 shares;
  Issued and outstanding-None                               --            --
 Common stock, par value $.01 per share:
  Class A, authorized-30,000,000 shares;
  Issued and outstanding- 10,361,189 shares
   in 1999, 15,668,859 shares in 1998                      104           157
 Class B, authorized-3,750,000 shares;
 Issued and outstanding-2,240,605 shares
  in 1999, 2,260,522 shares in 1998                         23            23
 Retained earnings                                      23,312       102,837
Total shareholders' equity                              23,439       103,017

Total liabilities and shareholders' equity           $ 129,699     $ 162,568

See notes to consolidated financial statements.


                   OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
             (Dollars in thousands, except per share amounts)

                                                   For the Year Ended

                                           January 1,  January 2,  December 31,
                                              2000        1999         1997

Net sales                                  $ 429,786   $ 423,232   $ 395,196
Cost of products sold                        249,592     257,700     250,815

Gross profit                                 180,194     165,532     144,381

Selling, general and administrative
expenses                                     133,977     124,798     115,439
Royalty income, net                           (7,435)     (8,186)     (7,945)

Operating income                              53,652      48,920      36,887

Other income (expense):
 Interest expense                             (1,469)       (399)       (305)
 Interest income                               1,092         871       1,797
 Miscellaneous                                   (88)        (67)       (192)

Other income (expense) - net                    (465)        405       1,300

Income before income taxes                    53,187      49,325      38,187

Income taxes                                  20,739      19,990      15,629

Net income                                 $  32,448    $ 29,335    $ 22,558

Net income per common share
 Basic                                     $    2.01    $   1.54    $   1.02
 Diluted                                        1.99        1.52        1.02

See notes to consolidated financial statements.

                    OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
         Consolidated Statements of Changes in Shareholders' Equity
         (Dollars and shares in thousands, except per share amounts)

                                          Common Stock           Additional                 Other
                                    Class A         Class B       Paid-In    Retained  Comprehensive
                                Shares  Amount   Shares  Amount   Capital    Earnings      Income
Balance - December 31, 1996     21,050   $211    2,522    $25      $  --     $137,231       $610
 Net income                         --     --       --     --         --       22,558         --
 Dividends
  - Class A ($.14 per share)        --     --       --     --         --       (2,698)        --
  - Class B ($.12 per share)        --     --       --     --         --         (293)        --
 Foreign currency translation
  Adjustments                       --     --       --     --         --           --        (610)
  Conversions of common shares      74     --      (74)    --         --           --          --
  Stock options exercised           18     --       --     --        126           --          --
  Repurchase and retirement of
   common shares, net           (3,796)   (38)     (84)    (1)      (126)     (43,838)         --

Balance - December 31, 1997     17,346    173    2,364     24         --      112,960          --

 Net income                         --     --       --     --         --       29,335          --
 Dividends
  - Class A ($.17 per share)        --     --       --     --         --       (2,850)         --
  - Class B ($.145 per share)       --     --       --     --         --         (337)         --
 Conversions of common shares      104      1     (104)    (1)        --           --          --
 Stock options exercised           110      1       --     --        779           --          --
 Income tax benefit from stock
  options exercised                 (2)    --       --     --        550           --          --
 Repurchase and retirement of
  common shares, net            (1,889)   (18)      --     --     (1,329)     (36,271)         --

Balance - January 2, 1999       15,669    157    2,260     23         --      102,837          --

 Net Income                         --     --       --     --         --       32,448          --
 Dividends
  - Class A ($.20 per share)        --     --       --     --         --       (2,730)         --
  - Class B ($.17 per share)        --     --       --     --         --         (383)         --
 Conversions of common shares       13     --      (13)    --         --           --          --
 Stock options exercised           126      1       --     --        812           --
 Income tax benefit from stock
   options exercised                --     --       --     --        650           --          --
 Repurchase and retirement of
   common shares,net            (5,447)   (54)      (6)    --     (1,462)    (108,860)         --
Balance - January 1, 2000       10,361   $104    2,241    $23     $   --     $ 23,312         $--

See notes to consolidated financial statements.

                  OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                         (Dollars in thousands)

                                                    For the Year Ended
                                            January 1, January 2, December 31,
                                               2000       1999        1997
Cash flows from operating activities
 Net income                                  $ 32,448   $ 29,335   $ 22,558
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                  7,093      8,776     12,301
  Amortization                                    965        630        707
  Loss on disposal of assets                       96        160        275
  Deferred income taxes                         2,000       (300)       600
  Benefit plan expense, net of contributions    2,550       (880)      (318)
  Changes in operating assets and liabilities:
   Accounts receivable                          7,494       (730)    (2,774)
   Inventories                                 17,089      2,642     (1,427)
   Prepaid expenses and other current assets       88        403        625
   Accounts payable                             2,631     (2,635)     4,865
   Accrued liabilities                         (2,472)     4,840     (1,482)
Net cash provided by operating activities      69,982     42,241     35,930

Cash flows from investing activities
 Additions to property, plant and equipment    (7,148)   (11,420)    (6,602)
 Proceeds from disposal of assets                 691      3,054      2,853
 Sale of investments, net                       1,989      6,200      1,340
 Changes in other assets                       (1,703)       (71)    (4,075)
Net cash used in investing activities          (6,171)    (2,237)    (6,484)

Cash flows from financing activities
 Principal from long-term borrowings           44,000         --         --
 Dividends paid                                (3,113)    (3,187)    (2,991)
 Net proceeds from issuance of common shares    1,463      1,330        126
 Repurchase of common shares                 (110,376)   (37,618)   (44,003)
 Other                                         (1,000)        --         --
Net cash used in financing activities         (69,026)   (39,475)   (46,868)

Net increase (decrease) in cash and
 cash equivalents                              (5,215)       529    (17,422)
Cash and cash equivalents at beginning
 of year                                       14,308     13,779     31,201
Cash and cash equivalents at end of year     $  9,093   $ 14,308   $ 13,779
Supplementary disclosures
 Cash paid for interest                      $    512   $    224   $    178
 Cash paid for income taxes                  $ 19,182   $ 20,112   $ 13,565

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

Investments

Investments are classified as available-for-sale securities and are highly liquid debt instruments. These investments are stated at cost, which approximates market value.

Inventories

Inventories are stated at the lower of cost or market.
Inventories stated on the last-in, first-out (LIFO) basis represent 99.5% of total 1999 and 99.1% of total 1998 inventories. Remaining inventories are valued using the first-in, first-out (FIFO) method.

Property, plant and equipment

Property, plant and equipment are carried at cost or at management's estimate of fair market value if considered impaired under the provisions of Statement of Financial
Accounting Standards (SFAS) No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Depreciation and amortization for financial reporting purposes are calculated using the straight-line method based on the following useful lives:

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

Advertising

Advertising costs are expensed as incurred and totaled
$13,803, $12,377, and $11,165, in 1999, 1998, and 1997,
respectively.

Earnings per share

The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is computed as follows (in thousands):

                                                  1999     1998     1997
Denominator for basic earnings per share-
weighted average shares                          16,112   19,072   22,033
Employee stock options (treasury stock method)      208      289      151
Denominator for diluted earnings per share       16,320   19,361   22,184


In 1999, the Company had 361,000 employee stock options that are antidilutive and, accordingly, are not included in the diluted earnings per share calculations. No options were antidilutive in 1998 or 1997.

Fiscal year

The Company adopted a change in its fiscal year during 1998 from a calendar year to a 52/53 week year ending on the Saturday closest to December 31. Fiscal 1999 included
52 weeks and ended on January 1, 2000. Fiscal 1998 included 52 weeks plus three days and ended on January 2, 1999. Fiscal 1997 was a calendar year ended on December
31. All references to years in this report refer to the fiscal years described above.

Comprehensive income

Comprehensive income equaled net income in 1999 and 1998, and amounted to $21,948 in 1997. The difference between net income and comprehensive income in 1997 represents foreign currency translation adjustments.

NOTE 2.    INVENTORIES

A summary of inventories follows:

                            January 1,     January 2,
                              2000           1999

Finished goods              $ 37,262       $ 55,005
Work in process                9,352          9,333
Raw materials                  1,881          1,246
Total                       $ 48,495       $ 65,584


The replacement cost of inventory exceeds the above LIFO costs by $11,381 and $13,899 at January 1, 2000 and January 2, 1999, respectively.

Partial liquidation of certain LIFO layers in 1999, 1998, and 1997 increased net income by approximately $1,338, $391, and $577, respectively.

NOTE 3.		PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

                                                January 1,     January 2,
                                                  2000            1999

Land and improvements                           $  3,191       $  3,246
Buildings                                         13,972         13,822
Leasehold improvements                            15,613         14,659
Machinery and equipment                           34,342         33,861
Total                                             67,118         65,588
Less: accumulated depreciation and amortization   35,470         33,208
Property, plant and equipment, net              $ 31,648       $ 32,380


NOTE 4.	CREDIT AGREEMENTS

 	In November, 1999, the Company entered into a new unsecured credit agreement with a number of banks that provides for a five year $125,000 term loan for the repurchase of shares of its common stock through May, 2000, and a three year $75,000 revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires November 3, 2002.

Under the terms of the agreement, interest rates are determined at the time of borrowing and are based on London Interbank Offered Rates plus additional basis points based on the Company's financial ratios
(effectively 8.0% at January 1, 2000).  Commitment fees of
 .275% are required on the unused revolving credit facility and term loan. The Company is required to maintain certain financial ratios in connection with this agreement.

There were no outstanding borrowings against the revolving credit arrangement at January 1, 2000, with $44,000 outstanding on the term loan which is payable in annual installments of $15,000. Letters of credit of approximately $22,509 were outstanding at January 1, 2000, with $52,491 of the unused revolving credit facility available for borrowing.

Annual maturities of principal on long-term debt are as follows:

Fiscal Year
 2000                    $ 15,000
 2001                      15,000
 2002                      14,000
Total                    $ 44,000


NOTE 5.	ACCRUED LIABILITIES

A summary of accrued liabilities follows:


                                 January 1,     January 2,
                                    2000           1999

Compensation                     $  5,780       $  5,051
Workers' compensation               9,550         10,250
Income taxes                        5,468          6,627
Restructuring costs                 2,976          4,032
Other                              13,202         13,488
Total                            $ 36,976       $ 39,448


In 1996, the Company recorded special charges related to the discontinuance of the Company's Genuine Kids retail store chain, wind down of the Company's European subsidiary and closing certain manufacturing facilities.
The restructuring reserve at January 1, 2000 is considered adequate for remaining plans and related contingencies.

NOTE 6.	LEASES

The Company leases certain property and equipment including retail sales facilities and regional sales offices under operating leases. Certain leases provide the Company with renewal options. Leases for retail sales facilities provide for minimum rentals plus contingent rentals based on sales volume.

Minimum future rental payments under noncancellable operating leases are as follows:

Fiscal Year
 2000                            $ 12,706
 2001                              10,698
 2002                               9,003
 2003                               7,402
 2004                               4,643
 Thereafter                         3,857
Total minimum lease payments     $ 48,309

Total rent expense charged to operations for all operating leases is as follows:

                                1999        1998       1997
 Minimum rentals              $ 15,754   $ 16,352   $ 15,005
Contingent rentals               1,191        961        800
Total rent expense            $ 16,945   $ 17,313   $ 15,805


NOTE 7.	INCOME TAXES

Income tax expense (benefit) is comprised of the following:

                                1999         1998       1997
Current:
 Federal                     $ 15,322     $ 16,666    $ 12,396
 State and local                3,417        3,624       2,633
Deferred                        2,000         (300)        600
Total                        $ 20,739     $ 19,990    $ 15,629


Deferred tax assets and liabilities relate to temporary
differences between the financial reporting and income tax
basis of Company assets and liabilities, and include the
following components:
                                           January 1,     January 2,
                                             2000           1999
                                            [Assets (Liabilities)]
Current deferred taxes
 Accounts receivable allowances            $  1,274       $  1,225
 Inventory valuation                          3,841          4,964
 Accrued liabilities                          6,169          6,584
 Restructuring costs                          1,153          2,052
 Valuation reserves and other                 1,763          1,875
Total net current deferred tax assets      $ 14,200       $ 16,700
Non-current deferred taxes
 Depreciation                              $   (195)      $     61
 Deferred employee benefits                   5,758          4,940
 Trademark                                      478            501
 Other                                         (641)          (602)
Total net non-current deferred tax assets  $  5,400       $  4,900


Substantially all income is subject to United States taxation. A reconciliation of the federal statutory income tax rate to the effective tax rates reflected in the consolidated statements of income follows:

                                            1999     1998     1997
Federal statutory tax rate                  35.0%    35.0%    35.0%
Differences resulting from:
 State and local income taxes, net of
 federal income tax benefit                  4.5      4.6      4.7
 Other                                       (.5)      .9      1.2
Total                                       39.0%    40.5%    40.9%


NOTE 8.  RETIREMENT PLANS

The Company has defined contribution and defined benefit pension plans covering substantially all employees.
Charges to operations by the Company for these plans totaled $3,454, $3,017, and $2,950 for 1999, 1998, and
1997, respectively.

Defined benefit plans

The Company sponsors several defined benefit pension plans covering certain hourly and salaried employees.
The Company also sponsors an unfunded defined benefit postretirement life and health insurance plan that covers qualifying salaried employees.

The actuarial computations utilized the following assumptions as applicable for the most significant plans:

                                                  1999    1998     1997
Discount rate                                      7.5%    6.5%     7.0%
Expected long-term rate of return on  assets       9.0%    9.0%     9.0%
Rates of increase in compensation levels         0-4.5%  0-4.5%   0-4.5%

Net periodic pension cost was comprised of:

                                                 1999     1998      1997
Service cost                                   $ 2,276  $ 2,052   $ 1,685
Interest cost                                    2,248    2,006     2,004
Expected return on plan assets                  (2,841)  (2,531)   (2,123)
Amortization of prior service cost                 468      347       457
Amortization of transition obligation             (156)    (156)     (156)
Recognized actuarial gain                         (313)    (401)     (165)
Net periodic pension cost                      $ 1,682  $ 1,317   $ 1,702

A reconciliation of changes in pension benefit obligation and plan assets follows:

                                                  1999      1998
Change in benefit obligation
 Benefit obligation at beginning of year       $ 34,501   $ 31,252
 Service cost                                     2,276      2,052
 Interest cost                                    2,248      2,006
 Amendments                                         270         30
 Actuarial (gain) loss                           (5,850)       764
 Benefits paid                                   (1,171)    (1,603)
 Benefit obligation at end of year               32,274     34,501

Change in plan assets
 Fair value of plan assets at beginning of year  28,865     27,864
 Actual return on plan assets                     4,592      2,188
 Company contributions                            2,534        416
 Benefits paid                                   (1,171)    (1,603)
 Fair value of plan assets at end of year        34,820     28,865

Funded status
 Funded status of plan (underfunded)              2,546     (5,636)
 Unrecognized net actuarial loss                (12,944)    (4,599)
 Unrecognized prior service cost                  2,316      2,514
 Unrecognized transition obligation                (615)      (771)
Prepaid (accrued) benefit cost                 $ (8,697)  $ (8,492)


Amounts recognized in the Consolidated Balance Sheets:

                                                  1999       1998
Accrued benefit liability                      $ (9,217)  $ (8,940)
Prepaid benefit cost                                520        448
                                               $ (8,697)  $ (8,492)


Amounts applicable to the Company's pension plans with
projected benefit obligations  (PBO) or accumulated
benefit obligation (ABO) in excess of plan assets are as
follows:
                                        PBO and        PBO >        ABO >
                                     ABO > Assets     Assets       Assets
                                       January 1,   January 2,   January 2,
                                         2000          1999         1999
Projected benefit obligations         $  5,293     $  33,244     $  6,744
Accumulated benefit obligations          4,524        24,600        5,768
Fair value of plan assets                2,523        27,582        4,134

Defined contribution plans

The Company maintains a defined contribution retirement plan covering certain salaried employees. Annual contributions are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for contributions under this plan totaled
$1,125, $1,179, and $828, for 1999, 1998, and 1997,
respectively.

The Company maintains a retirement plan covering certain salaried and hourly employees pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to approximately $427, $413, and $376, for 1999, 1998, and 1997, respectively.

The Company also has a supplemental retirement program for designated employees. Annual provisions to this unfunded plan are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for additions to this plan totaled $220, $108, and $44 for 1999, 1998, and 1997, respectively.

Deferred employee benefit plans

The Company has deferred compensation and supplemental retirement arrangements with certain key officers.

NOTE 9.	COMMON STOCK

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

In November, 1999, the Company acquired 3,498,300 shares of its Class A common stock and 6,805 shares of its Class
B common stock in conjunction with its Dutch Auction tender offer. Under the term of the Dutch Auction tender offer, all shares purchased were at $21 per share, which totals approximately $72,900.

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. During 1999, the Company repurchased 253,900 shares of its Class A common stock under this program for approximately $4,800. For all of 1999, the Company repurchased 5,446,642 shares of its Class A common stock and 6,805 shares of its Class B common stock under its current and prior repurchase programs and Dutch Auction tender offer for approximately
$110,400.

During 1998, the Company repurchased 1,888,500 shares of its Class A common stock under its current and prior repurchase programs for approximately $37,600 and during 1997, the Company repurchased approximately 3,796,000 shares of its Class A common stock and approximately
84,000 shares of its Class B common stock for approximately $44,000.

On August 10, 1998, the Company's Board of Directors declared a two-for-one stock split for Class A and Class
B common stock, effected in the form of a stock dividend.
 Shareholders' equity and all share and per share data have been restated to reflect this dividend.

Options

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

The Company's 1994 Incentive Stock Option Plan has authorized the grant of options to management personnel and directors for up to 2,940,000 of the Company's Class
A common stock. As of January 1, 2000, 1,263,100 shares are available for grant. Options granted generally have 10 year terms and vest ratably over a four year period following date of grant.

The following pro forma information regarding net income and net income per share required by SFAS No. 123, "Accounting for Stock Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997, respectively: risk-free interest rates of 5.10%, 5.57%, and 6.42%;
dividends of $.20 in 1999 and 1998, and $.14 in 1997;
volatility factors of the expected market price of the Company's common stock of .575, .472, and .406; and a weighted-average expected life of the option of approximately 8 years. Changes in these subjective assumptions can significantly affect the fair value calculations.

The estimated fair value of the options is amortized to expense over the options' vesting period:

                                                1999       1998       1997
Net income as reported                       $ 32,448   $ 29,335   $ 22,558
Pro forma net income                           31,947     28,560     22,230
Net income per common share as reported
 Basic                                           2.01       1.54       1.02
 Diluted                                         1.99       1.52       1.02
Pro forma net income per common share
 Basic                                           1.98       1.50       1.01
 Diluted                                         1.97       1.48       1.00


A summary of the Company's stock option activity and related information follows:

                               1999                         1998                        1997
                                    Weighted-                     Weighted-                   Weighted-
                      Options        average       Options         average      Options        average
                       (000)     exercise price     (000)      exercise price    (000)     exercise price
Outstanding-
 beginning of year     1,082         $   11          864           $    8         604          $     7
Granted                  342             19          347               19         340                8
Exercised               (207)             8         (110)               8         (18)               8
Forfeited                (24)            14          (19)              13         (62)               8
Outstanding-
 end of year           1,193         $   14        1,082           $   11          864         $     8
Exerciseable
 at end of year          448         $   11          370           $    8          206         $     8
Weighted-average
 fair value of options
 granted during year                  $7.70                        $ 7.25                      $  2.47

                                  Options outstanding               	      Options exerciseable
                                          Weighted-
                                           average        Weighted-                 Weighted-
               Range of       Number      remaining       average         Number    Average
          exercise prices  outstanding  contract life  exercise price  outstanding  exercise
           $  7 to  $  9        530           6.4           $  8           330        $  8
           $ 18 to  $ 21        663           8.7           $ 19           118        $ 19
                              1,193                                        448


NOTE 10.	BUSINESS AND CREDIT CONCENTRATIONS

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

In 1999, 1998, and 1997, sales to a wholesale customer, as a percentage of net sales, amounted to approximately
12%, 12%, and 11%, respectively.

NOTE 11.	LITIGATION

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 5, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

	      The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 5, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

	      The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 5, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 5, 2000.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
                   FORM 8-K

(a)	(1)	Financial Statements

        Financial statements for OshKosh B'Gosh, Inc. listed in the Index to Financial Statements and Supplementary
        Data are filed as part of this Annual Report.

    (2)	Financial Statement Schedule:

      		Schedule II - Valuation and Qualifying Accounts

       	Schedules not included have been omitted because they
        are not applicable, 	immaterial, or the required
        information is included in the consolidated 	financial
        statements or notes thereto.

     (3)	Index to Exhibits

(b)	Reports on Form 8-K

         	None

(c)	Exhibits

 	      3.1   	Certificate of Incorporation of OshKosh B'Gosh, Inc.,
               as restated, May 7, 1993, previously filed as
               Exhibit 99.3 to the Company's Current Report on
               Form 8-K dated October 25, 1995, Commission File
               Number 0-13365, is incorporated herein by reference.

     	  3.2   	By-laws of OshKosh B'Gosh, Inc., as amended, previously
               filed as exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 0-13365, is incorporated herein by reference.

	      *10.1	  OshKosh B'Gosh, Inc. Profit Sharing Plan, as amended.

       *10.2	 	OshKosh B'Gosh, Inc. Pension Plan, as amended.

      	*10.3	  OshKosh B'Gosh, Inc. Executive Non-Qualified Profit
               Sharing Plan, as amended.

       *10.4	  OshKosh B'Gosh, Inc. Excess Benefit Plan, as amended.

      	*10.5	  OshKosh B'Gosh, Inc. Executive Deferred Compensation
               Plan, as amended.

      	*10.6	  OshKosh B'Gosh, Inc. Officers Medical and Dental
               Reimbursement Plan, as amended, previously filed as
               Exhibit 10.18 to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1994,
           				Commission File Number 0-13365, is incorporated herein
               by reference.

       *10.7	  OshKosh B'Gosh, Inc. 1994 Incentive Stock Plan, as amended.

       	10.8	  OshKosh B'Gosh, Inc. 1995 Outside Director's Stock Option
               Plan, as amended, previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 0-13365, is incorporated herein by reference.

      	*10.9	  OshKosh B'Gosh, Inc. Flexible Nonstandardized 401(k)
               Adoption Agreement and Smith Barney Prototype Defined Contribution Plan Document #05, as amended.

       10.10	  Credit agreement between OshKosh B'Gosh, Inc. and
               Firstar Bank Milwaukee, N.A. and participating banks, dated as of November 3, 1999.

       	 21.	  The following is a list of subsidiaries of the Company
               as of January 1, 2000. The consolidated financial statements reflect the operations of all subsidiaries as they existed on January 1, 2000.

                                                              State or Other
                                                              Jurisdiction of
                                                             Incorporation or
                       Name of Subsidiary                      Organization

               Grove Industries, Inc.                          Delaware
               Manufacturera International Apparel, S.A.       Honduras
               OshKosh B'Gosh International Sales, Inc.        Virgin Islands
               OshKosh B'Gosh Asia/Pacific Ltd. (Inactive)     Hong Kong
               OshKosh B'Gosh Deutschland GmbH (Inactive)      Germany
               OshKosh B'Gosh Investments, Inc.                Nevada
               Oshkosh B'Gosh Retail, Inc.                     Delaware
               Millennia Manufacturing SRL de CV               Mexico


 	       23.  	Consent of Ernst & Young LLP, Independent Auditors

	        27.	  Financial Data Schedule

              	*	Represents a plan that covers compensation, benefits
                 and/or related arrangements for executive management.


                                 SIGNATURES

Date:  March 28, 2000

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            OSHKOSH B'GOSH, INC.

                           By: /s/DOUGLAS W. HYDE
         Chairman of the Board, President and Chief Executive Officer

                         By: /s/DAVID L. OMACHINSKI
         Vice President-Finance, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	                   				Title

/S/ DOUGLAS W. HYDE   	        		Chairman of the Board,
                          							President and Chief Executive Officer

/S/ MICHAEL D. WACHTEL	        		Executive Vice President,
                                 Chief Operating Officer

/S/ DAVID L. OMACHINSKI        		Vice President-Finance, Treasurer
                         								and Chief Financial Officer

/S/ STEVEN R. DUBACK		         		Secretary and Director

/S/ WILLIAM F. WYMAN		        		 Vice President Domestic Licensing

/S/ ORREN J. BRADLEY		         		Chairman, Audit Committee

Date:  March 28, 200


                 OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                               Schedule II


Valuation and Qualifying Accounts
(Dollars in Thousands)

                                                 1999       1998       1997
Accounts receivable - allowances:
 Balance at beginning of period               $  4,240   $  4,225   $  5,474
 Charged to costs and expenses                  17,437     15,997     11,836
 Deductions - bad debts written off,
  net of recoveries and other allowances       (17,887)   (15,982)   (13,085)

 Balance at end of period                     $  3,790   $  4,240   $  4,225

                                                 1999       1998       1997
Restructuring costs:
 Balance at beginning of period               $  4,032   $  7,938   $ 10,694
 Actual restructuring costs incurred            (1,056)    (3,906)    (2,756)

 Balance at end of period                     $  2,976   $  4,032   $  7,938


EXHIBIT 23

           Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 333-01051 and No. 333-01053) of OshKosh B'Gosh, Inc. of our report dated January 28, 2000, with respect to the consolidated financial statements and schedule of OshKosh B'Gosh, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended January 1, 2000.

                                 						ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 28, 2000