Form 10-Q
period 2000-04-01
OSHKOSH B GOSH INC
filed 2000-04-25
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                                 COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 1, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes [X]     No []

As of April 19, 2000, there were outstanding 10,178,849 shares of Class A Common Stock and 2,238,945 shares of Class B Common
Stock.

                              FORM 10-Q

                OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                INDEX

                                                  									Page

Part I.	 	Financial Information						                      	  3

Item 1.	 	Financial Statements						                       	  3

        		Condensed Consolidated Balance Sheets-April
 		       1, 2000 and January 1, 2000						                   3

        		Unaudited Condensed Consolidated Statements
	 	       of Income-Three Month Periods Ended April 1,
 		       2000 and April 3, 1999						                        4

        		Unaudited Condensed Consolidated Statements
	 	       of Cash Flow-Three Month Periods Ended
        		April 1, 2000 and April 3, 1999					                5

        		Notes to Condensed Consolidated Financial
        		Statements								                                  6

Item 2.	 	Management's Discussion and Analysis of Results
        		of Operations and Financial Condition				           8

Item 3.	 	Qualitative and Quantitative Disclosures About
          Market Risk                                      		12

Part II.		Other Information				 		                          	13

Item 6.		 Exhibits and Reports on Form 8- K				              13

Signatures


Part I - Financial Information
Item 1.  Financial Statements

                    OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                               (In thousands)

                                            April 1,  2000   January 1, 2000*
                                              (unaudited)

Assets
Current assets
  Cash and cash equivalents                     $    4,476      $    9,093
  Investments                                          511             511
  Accounts receivable                               23,583          16,514
  Inventories                                       45,041          48,495
  Prepaid expenses & other current assets            1,314             774
  Deferred income taxes                             13,900          14,200
Total current assets                                88,825          89,587

Property, plant & equipment                         67,937          67,118
  Less accumulated depreciation and amortization    36,996          35,470
Net property, plant & equipment                     30,941          31,648

Non-current deferred income taxes                    5,500           5,400
Other assets                                         2,823           3,064

Total assets                                    $  128,089      $  129,699

Liabilities and shareholders'equity
Current liabilities
  Current portion of long-term debt             $   15,000      $   15,000
  Accounts payable                                   6,401          10,269
  Accrued liabilities                               39,218          36,976
Total current liabilities                           60,619          62,245

Long-term debt                                      29,000          29,000
Employee benefit plan liabilities                   15,283          15,015

Shareholders' equity
  Preferred stock                                       --              --
  Common stock:
    Class A                                            101             104
    Class B                                             23              23
  Retained earnings                                 23,063          23,312
Total shareholders' equity                          23,187          23,439

Total liabilities and shareholders' equity      $  128,089      $  129,699

*Condensed from audited financial statements.
See notes to condensed consolidated financial statements.


                  OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Income
                (In thousands, except per share amounts)
                              (Unaudited)

                                                   Three Month Period Ended
                                                April 1, 2000   April 3, 1999

Net sales                                        $   95,051      $  101,933

Cost of products sold                                54,464          61,791

Gross profit                                         40,587          40,142

Selling, general and administrative expenses         33,997          31,465
Royalty income, net                                  (2,077)         (1,996)

Operating income                                      8,667          10,673

Other income (expense):
  Interest expense                                   (1,187)           (233)
  Interest income                                       161             291
  Miscellaneous                                          49             (57)

Other income (expense) -- net                          (977)              1

Income before taxes                                   7,690          10,674

Income taxes                                          2,999           4,166

Net income                                       $    4,691      $    6,508

Net income per common share
  Basic                                          $     0.37      $     0.37
  Diluted                                        $     0.37      $     0.36

Weighted average common shares outstanding
  Basic                                              12,612          17,687
  Diluted (Including share equivalents)              12,784          17,878

Cash dividends per common share
  Class A                                        $   0.0500      $   0.0500
  Class B                                        $   0.0425      $   0.0425

See notes to condensed consolidated financial statements.


                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flow
                                (In thousands)
                                 (Unaudited)

                                                     Three Month Period Ended
                                                April 1, 2000   April 3, 1999

Cash flows from operating activities
  Net income for the period                      $     4,691     $     6,508
  Depreciation                                         1,740           1,721
  Deferred income taxes                                  200           3,300
  Items in net income not affecting cash
    and cash equivalents                                 555             425
  Changes in current assets                           (4,155)          8,179
  Changes in current liabilities                      (1,626)         (5,806)

Net cash provided by operating activities              1,405          14,327

Cash flows from investing activities
  Additions to property, plant and equipment          (1,095)           (832)
  Proceeds from disposal of assets                         4             304
  Sale of investments, net                                --           2,020
  Changes in other assets                                 12             (37)

Net cash provided by (used in) investing activities   (1,079)          1,455

Cash flows from financing activities
  Dividends paid                                        (613)           (880)
  Net proceeds from issuance of common shares             65             991
  Repurchase of common shares                         (4,395)        (27,075)

Net cash used in financing activities                 (4,943)        (26,964)

Net decrease in cash and cash equivalents             (4,617)        (11,182)

Cash and cash equivalents at beginning of period       9,093          14,308

Cash and cash equivalents at end of period        $    4,476     $     3,126

See notes to condensed consolidated financial statements.


                   OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                              (In thousands)
                               (Unaudited)

Note 1.  Basis of Preparation

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of April 1, 2000, the results of operations and cash flows for the three month periods ended April 1, 2000 and April 3, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report.

Note 2.  Inventories

A summary of inventories follows:

                       April 1, 2000     January 1, 2000

Finished goods          $   38,067        $   37,262
Work in process              5,750             9,352
Raw materials                1,224             1,881

Total                   $   45,041        $   48,495


The replacement cost of inventory exceeds the above LIFO costs by $11,531 and $11,381 at April 1, 2000 and January 1, 2000,
respectively.

Note 3.  Segment Reporting

The Company designs, sources, and markets apparel products using primarily the OshKosh B'Gosh brand. The apparel products are primarily marketed in two distinct distribution channels: domestic wholesale, and through Company owned retail stores. The Company designs and sources product to meet the needs of these distribution channels through a single procurement business unit.

In conjunction with a realignment of the Company's management reporting system at the beginning of 2000, certain operations have been segregated into segments as defined by Statement of Financial Accounting Standards, No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company manages its business operations by periodic analysis of business unit operating results. For this purpose, domestic wholesale, retail, and procurement are separately identified for management reporting and are considered segments as defined by SFAS #131.

Management evaluates the operating performance of each of its business units based on net income from operations as well as return on net assets. For this purpose, product is transferred to the domestic wholesale and retail business units at cost. However, procurement receives a markup on product transferred to the Company's marketing business units. Accounting policies used for segment reporting are consistent with the Company's overall accounting policies, except that inventories are valued on a first-in first-out basis. In addition, interest income, interest expense, certain corporate office expenses, and the effects of the last-in, first-out (LIFO) inventory valuation method are not allocated to individual business units, and are included in the All Other/Corporate column below.

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories, and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows:

                                                             All
                      Domestic                              Other/
                      Wholesale    Retail   Procurement   Corporate     Total

For the three months
ended April 1, 2000
Net sales             $ 48,254   $ 44,340   $      --     $  2,457    $ 95,051
Segment income
  before taxes           5,368      1,482         116          724       7,690
Segment assets          49,840     39,404      19,969       18,876     128,089
Depreciation expense       395        723         377          245       1,740

For the three months
ended April 3, 1999
Net sales             $ 60,284   $ 38,909    $     --      $ 2,740    $101,933
Segment income
  before taxes           6,381        487       2,332        1,474      10,674
Segment assets          69,227     34,394      17,437       15,497     136,555
Depreciation expense       371        693         322          335       1,721

For the twelve months
ended January 1, 2000
Net sales             $212,371   $210,350    $     --      $ 7,065    $429,786
Segment income
  before taxes          21,896     18,278      10,556        2,457      53,187
Segment assets          53,175     32,747      21,266       22,511     129,699
Depreciation expense     1,570      3,107       1,222        1,194       7,093


Item 2.  	MANAGEMENT'S DISCUSSION AND ANALYSIS
         	OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.


                                         As a Percentage of
                               Net Sales for the First Quarter Ended
                                   April 1, 2000   April 3, 1999

Net sales                              100.0%          100.0%
Cost of products sold                   57.3%           60.6%
Gross profit                            42.7%           39.4%
Selling, general and
  administrative expenses               35.8%           30.9%
Royalty income, net                     (2.2%)          (2.0%)
Operating income                         9.1%           10.5%
Other income (expense), net             (1.0%)           0.0%
Income before income taxes               8.1%           10.5%
Income taxes                             3.2%            4.1%
Net income                               4.9%            6.4%


Net Sales

Consolidated net sales for the first quarter ended April 1, 2000 were $95.1 million, a $ 6.8 million decrease (6.7%) from 1999 first quarter net sales of $101.9 million.  The Company's net sales for the first quarter of 2000 and 1999 are summarized as follows:
                                               Net Sales
                                             (in millions)
                                      Domestic
                              Wholesale     Retail  International    Total

Three months ended:
  April 1, 2000               $  48.3      $  44.3     $  2.5      $  95.1
  April 3, 1999                  60.3         38.9        2.7        101.9
  Increase (decrease)         $ (12.0)     $   5.4     $  (.2)     $  (6.8)

Percent increase (decrease)     (19.9%)       13.9%      (7.4%)       (6.7%)


The Company's first quarter 2000 domestic wholesale unit
shipments decreased 16.9% compared to 1999.   The decrease in
unit shipments resulted from a combination of slightly lower booked orders, a significant reduction in the number of "close-out" units sold (the Company's inventory levels of close-out merchandise at the beginning of 2000 were substantially lower) and the timing of shipment of certain spring fashion items (shipment delayed into early April 2000).

The Company's first quarter 2000 retail sales increase resulted from a combination of a 4.5% comparable store sales gain and sales volume from stores opened subsequent to April 3, 1999. For the remainder of 2000, the Company currently anticipates low single-digit comparable store sales gains.

At April 1, 2000 the Company operated 129 domestic OshKosh retail stores, including 123 outlet stores, four showcase stores, and two strip mall stores. During the first quarter of 2000, the Company opened one retail outlet store and closed two retail
outlet stores.   At April 3, 1999 the Company operated a total of
123 domestic OshKosh retail stores. Current Company plans for the remainder of 2000 call for the addition of approximately 13 retail stores including six strip mall stores and the closing of six to nine outlet stores.

Gross Profit

The Company's gross profit margin as a percent of sales improved to 42.7% in the first quarter of 2000, compared to 39.4% in the first quarter of 1999. This gross profit margin improvement was due primarily to continued implementation and execution of the Company's global sourcing strategy, continuing focus on product design and development activities, and proportion of sales from our Company's retail stores. The Company's current 2000 sourcing plan indicates that approximately 79% of units will be produced at off-shore venues as compared to approximately 64% in 1999.
The Company currently anticipates further modest improvement in its gross profit margin for the remainder of 2000 as compared to 1999.

Selling, General, and Administrative Expenses (S,G&A)

S,G&A expenses for the first quarter of 2000 increased $2.5 million over the first quarter of 1999. As a percentage of net sales, S,G&A expenses were 35.8% for the first quarter of 2000 as compared to 30.9% for the first quarter of 1999. The increase in S,G&A expenses relates primarily to the expansion of the Company's retail operations and higher product distribution expenses.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. The Company's first quarter 2000 net royalty income of $2.1 million increased approximately 4.0% compared to net royalty income earned in the first quarter of 1999 of approximately $2.0 million.

Operating Income

As a result of the factors described above, the Company's operating income decreased to $8.7 million for the first quarter of 2000 as compared to $10.7 million for the first quarter of 1999.

Other Income (Expense) - Net

The Company's first quarter 2000 net other income (expense) was a $1.0 million expense compared to zero in 1999. Interest expense increased by approximately $1.0 million in the first quarter of 2000, primarily as a result of borrowings to help finance the Company's Dutch Auction tender offer in November 1999 and other stock repurchase transactions.

Income Taxes

The Company's effective tax rate for the first quarter of 2000 and 1999 was 39.0%. The Company currently anticipates an effective income tax rate of approximately 39.0% for the remainder of 2000.

Net Income

Net income for the three months ended April 1, 2000 of $4.7 million was a $1.8 million (27.7%) decrease compared to net income for the three months ended April 3, 1999 of $6.5 million. The Company's ongoing stock repurchase programs and November 1999 Dutch Auction tender offer resulted in a significant reduction in its weighted-average diluted shares outstanding for the first quarter of 2000 compared to the first quarter of 1999. Despite the reduction in net income, the decrease in weighted-average diluted shares outstanding resulted in a 2.8% increase in diluted earnings per share for the first quarter of 2000 of $.37 as compared to $.36 in 1999.

SEASONALITY OF BUSINESS

The Company's business is seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2000 quarterly sales and income. First quarter 2000 operating results are not necessarily indicative of anticipated quarterly results throughout the balance of the year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At April 1, 2000, the Company's cash, cash equivalents and investments were $5.0 million, compared to $9.6 million at the end of 1999 and $3.6 million at April 3, 1999. This reduction is attributable to the Company's stock repurchases, offset in part by cash generated from operations. Net working capital at April 1, 2000 was $28.2 million compared to $27.3 million at January 1, 2000, and $58.8 million at April 3, 1999. The reduction in working capital compared to April 3, 1999 is attributable to reductions in accounts receivable and inventories, and an increase in the current portion of long term debt related to the Company's stock repurchases. Accounts receivable at April 1, 2000, were $23.6 million compared to $16.5 million at January 1, 2000, and $30.7 million at April 3, 1999. The decrease in accounts receivable is attributable to reduced wholesale shipments in the first quarter of 2000. Inventories at April 1, 2000, were $45.0 million, compared to $48.5 million at January 1, 2000, and $47.7 million at April 3, 1999. Management believes that April 1, 2000, inventory levels are generally appropriate for anticipated ongoing 2000 business activities.

Cash provided by operations amounted to approximately $1.4 million in the first quarter of 2000, compared to $14.3 million in the first quarter of 1999. The change in cash provided by operating activities in the first quarter of 2000 compared to 1999 is primarily attributable to relatively comparable inventory levels during the first quarter of 2000, as compared to significant inventory reductions during the first quarter of 1999.

Investing activities used $1.1 million of cash in the first quarter of 2000 compared to providing $1.5 million of cash in 1999. Capital expenditures were $1.1 million in the first quarter of 2000, compared with $.8 million in 1999 and are currently budgeted at $10 million for all of 2000. Depreciation and amortization are currently budgeted at $8 million for 2000.

Cash used in financing activities totaled $4.9 million in the first quarter of 2000, compared to $27.0 million in the first quarter of 1999. The Company's primary financing activities consisted of stock repurchase transactions and dividends in both periods.

On December 6, 1999, the Company's Board of Directors authorized a 1.5 million share repurchase program of the Company's Class A common stock. During the first quarter of 2000, the Company repurchased 244,600 shares of its Class A common stock under this program for approximately $4.4 million. The Company has repurchased a total of 498,500 shares of its Class A common stock under its current repurchase programs for approximately $9.2 million.

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

The Company had $44 million of outstanding long-term debt at April 1, 2000 and at January 1, 2000, while there was no
outstanding debt at April 3, 1999.   The Company believes that
these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures, required payments on long-term debt, and business development needs.

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

                               						OSHKOSH B'GOSH, INC.

Date:	4/25/00                    				/S/DOUGLAS W. HYDE
                               						Chairman of the Board, President
                               						Chief Executive Officer and Director


Date:	4/25/00				                    /S/DAVID L. OMACHINSKI
                               						Vice President-Finance, Treasurer
                               						Chief Financial Officer and Director