Form 10-Q
period 2000-07-01
OSHKOSH B GOSH INC
filed 2000-07-25
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                                COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 1, 2000
                                     OR

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

As of July 17, 2000, there were outstanding 9,935,001 shares of Class A Common Stock and 2,232,893 shares of Class B Common
Stock.

                                  FORM 10-Q

                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                    INDEX

Part I.		Financial Information

Item 1.		Financial Statements

       		Condensed Consolidated Balance Sheets-July 1, 2000
         and January 1, 2000

       		Unaudited Condensed Consolidated Statements of Income-Three Month and Six Month Periods Ended July 1, 2000
         and July 3, 1999

		       Unaudited Condensed Consolidated Statements of Cash Flow-Six Month Periods Ended July 1, 2000 and July 3, 1999

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

                    OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                               (In thousands)

                                           July 1,  2000     January 1, 2000*
                                            (unaudited)
Assets
Current assets
  Cash and cash equivalents                 $        307        $    9,093
  Investments                                        511               511
  Accounts receivable                             22,425            16,514
  Inventories                                     61,502            48,495
  Prepaid expenses & other current assets          4,139               774
  Deferred income taxes                           13,200            14,200
Total current assets                             102,084            89,587

Property, plant & equipment                       68,534            67,118
  Less accumulated depreciation and
   amortization                                   37,393            35,470
Net property, plant & equipment                   31,141            31,648

Non-current deferred income taxes                  5,900             5,400
Other assets                                       2,581             3,064

Total assets                                 $   141,706        $  129,699

Liabilities and shareholders'equity
Current liabilities
  Borrowings under revolving credit
   agreement                                 $    14,500        $       --
  Current portion of long-term debt                   --            15,000
  Accounts payable                                 8,357            10,269
  Accrued liabilities                             39,104            36,976
Total current liabilities                         61,961            62,245

Long-term debt                                    44,000            29,000
Employee benefit plan liabilities                 15,463            15,015

Shareholders' equity
  Preferred stock                                     --                --
  Common stock:	Class A                               99               104
    			         Class B                               22                23
  Retained earnings                               20,161            23,312
Total shareholders' equity                        20,282            23,439

Total liabilities and shareholders' equity   $   141,706        $  129,699

*Condensed from audited financial statements.
See notes to condensed consolidated financial statements.


                   OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                 (In thousands, except per share amounts)
                                (Unaudited)

                             Three Month Period Ended  Six Month Period Ended

                               July 1,      July 3,      July 1,     July 3,
                                 2000        1999         2000        1999

Net sales                     $ 87,500     $ 82,516      $182,551    $184,449
Cost of products sold           50,063       48,140       104,527     109,931

Gross profit                    37,437       34,376        78,024      74,518

Selling, general and
 administrative expenses        34,249       31,509        68,246      62,974
Royalty income, net             (1,599)      (1,666)       (3,676)     (3,662)

Operating income                 4,787        4,533        13,454      15,206

Other income (expense):
  Interest expense              (1,218)        (145)       (2,405)       (378)
  Interest income                  262          205           423         496
  Miscellaneous                      6          (22)           55         (79)

Other income (expense) -- net     (950)          38        (1,927)         39

Income before taxes              3,837        4,571        11,527      15,245

Income taxes                     1,496        1,784         4,495       5,950

Net income                    $  2,341     $  2,787      $  7,032    $  9,295

Net income per common share
  Basic                       $   0.19     $   0.17      $   0.56    $   0.54
  Diluted                     $   0.19     $   0.17      $   0.56    $   0.54

Weighted average common
 shares outstanding
  Basic                         12,326       16,508        12,469      17,098
  Diluted (including share
   equivalents)                 12,496       16,753        12,636      17,309

Cash dividends per
 common share
  Class A                     $ 0.0500     $ 0.0500      $ 0.1000    $ 0.1000
  Class B                     $ 0.0425     $ 0.0425      $ 0.0850    $ 0.0850

See notes to condensed consolidated financial statements.


                      OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flow
                                 (In thousands)
                                   (Unaudited)

                                                    Six Month Period Ended

                                                 July 1, 2000   July 3, 1999

Cash flows from operating activities
  Net income for the period                       $   7,032      $   9,295
  Depreciation                                        3,481          3,407
  Deferred income taxes                                 500          1,600
  Items in net income not affecting cash and
   cash equivalents                                     976            732
  Changes in current assets                         (22,283)         3,793
  Changes in current liabilities                        216          1,054

Net cash provided by (used in)
 operating activities                               (10,078)        19,881

Cash flows from investing activities
  Additions to property, plant and equipment         (3,303)        (3,001)
  Proceeds from disposal of assets                      262            311
  Sale of short-term investments, net                    --          2,014
  Changes in other assets                                22           (255)

Net cash used in investing activities                (3,019)          (931)

Cash flows from financing activities
  Borrowings under revolving credit agreement        14,500             --
  Dividends paid                                     (1,216)        (1,693)
  Net proceeds from issuance of common shares           891          1,165
  Repurchase of common shares                        (9,864)       (31,990)

Net cash provided by (used in)
 financing activities                                  4,311       (32,518)

Net decrease in cash and cash equivalents           $ (8,786)     $(13,568)

See notes to condensed consolidated financial statements.


                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

Note 1.  Basis of Preparation

The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of July 1, 2000, the results of operations for the three-month and six-month periods ended July 1, 2000 and July 3, 1999, and cash flows for the six-month periods ended July 1, 2000 and July 3, 1999.

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

Note 2.  Inventories

A summary of inventories follows:

                          July 1, 2000     January 1, 2000
                               (Dollars in thousands)

Finished goods             $ 42,721           $ 37,262
Work in Process              17,790              9,352
Raw materials                   991              1,881

Total                      $ 61,502           $ 48,495


The replacement cost of inventory exceeds the above LIFO costs by $11,681 and $11,381 at July 1, 2000 and January 1, 2000,
respectively.

Note 3.  Credit Agreements

In May 2000, the Company amended its credit agreement with a number of banks. As amended, the unsecured credit agreement provides a $60 million term loan for the repurchase of shares of its common stock and a three year $75 million revolving credit facility available for general corporate purposes, including cash borrowings, commercial paper and issuances of letters of credit. The revolving credit facility expires November 3, 2002.

The Company had $58.5 million of outstanding debt at July 1, 2000, including $44 million on the term loan and $14.5 on the revolving credit facility. The revolving credit facility must be reduced to zero for at least thirty consecutive days each year, and the term loan requires an initial payment of $10 million in November 2001.

Note 4.  Segment Reporting

The Company designs, sources, and markets apparel products using primarily the OshKosh B'Gosh brand. The apparel products are primarily marketed in two distinct distribution channels: domestic wholesale and through Company owned retail stores. The Company designs and sources product to meet the needs of these distribution channels through a single procurement business unit.

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

Management evaluates the operating performance of each of its business units based on income from operations as well as return on net assets. For this purpose, product is transferred to the domestic wholesale and retail business units at cost. However, procurement receives a markup on product transferred to the Company's marketing business units. Accounting policies used for segment reporting are consistent with the Company's overall accounting policies, except that inventories are valued on a first-in first-out basis. In addition, interest income, interest expense, certain corporate office expenses, and the effects of the last-in, first-out (LIFO) inventory valuation method are not allocated to individual business units, and are included in the All Other/Corporate column below.

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories, and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows:

                                                             All
                      Domestic                              Other/
                      Wholesale    Retail    Procurement   Corporate    Total

For the three months
 ended July 1, 2000
Net sales             $ 37,930   $ 47,735    $     --    $  1,835    $ 87,500
Segment income
 before taxes              670      2,885        (291)        573       3,837
Segment assets          57,439     39,219       31,518     13,530     141,706
Depreciation expense       401        758          355        227       1,741

For the three months
 ended July 3, 1999
Net sales             $ 37,482   $ 43,350    $      --   $ 1,684     $ 82,516
Segment income
 before taxes             (548)     1,757        2,609       753        4,571
Segment assets          70,210     35,139       22,558    12,883      140,790
Depreciation expense       391        684          306       305        1,686

For the six months
 ended July 1, 2000
Net sales             $ 86,184   $ 92,075     $     --   $ 4,292     $182,551
Segment income
 before taxes            6,038      4,367         (175)    1,297       11,527
Segment assets          57,439     39,219       31,518    13,530      141,706
Depreciation expense       796      1,481          732       472        3,481

For the six months
 ended July 3, 1999
Net sales             $ 97,766   $ 82,259     $     --   $ 4,424     $184,449
Segment income
 before taxes            5,833      2,244        4,941     2,227       15,245
Segment assets          70,210     35,139       22,558    12,883      140,790
Depreciation expense       762      1,377          628       640        3,407

For the twelve months
 ended January 1, 2000
Net sales             $212,371   $210,350     $     --   $ 7,065     $429,786
Segment income
 before taxes           21,896     18,278       10,556     2,457       53,187
Segment assets          53,175     32,747       21,266    22,511      129,699
Depreciation expense     1,570      3,107        1,222     1,194        7,093


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                As a Percentage of Net Sales for the
                       Three Month Period Ended     Six Month Period Ended
                      July 1, 2000  July 3, 1999   July 1, 2000  July 3, 1999
Net sales                100.0%        100.0%         100.0%        100.0%
Cost of products sold     57.2%         58.3%          57.3%         59.6%
Gross profit              42.8%         41.7%          42.7%         40.4%
Selling, general and
 administrative expenses  39.1%         38.2%          37.4%         34.2%
Royalty income, net       (1.8%)        (2.0%)         (2.0%)        (2.0%)
Operating income           5.5%          5.5%           7.3%          8.2%
Other income, net         (1.1%)          --           (1.1%)          --
Income before income
 taxes                     4.4%          5.5%           6.2%          8.2%
Income taxes               1.7%          2.1%           2.4%          3.2%
Net income                 2.7%          3.4%           3.8%          5.0%


Net Sales

Consolidated net sales for the three month period ended July 1, 2000 were $87.5 million, a $5.0 million increase (6.1%) over 1999 second quarter net sales of $82.5 million. Consolidated net sales for the six month period ended July 1, 2000 were $182.6 million, a $1.8 million decrease (1.0%) from net sales of $184.4 million for the first six months of 1999. The Company's net sales for the three month and six month periods ended July 1, 2000 and July 3, 1999 are summarized as follows:


                                               Net Sales
                                             (in millions)
                                      Domestic
                                Wholesale   Retail   International   Total
Three month period ended:
  July 1, 2000                   $ 37.9     $47.8       $ 1.8        $ 87.5
  July 3, 1999                     37.5      43.3         1.7          82.5
  Increase                       $   .4     $ 4.5       $  .1        $  5.0

Percent increase                    1.1%     10.4%        5.9%          6.1%

Six month period ended:
  July 1, 2000                   $ 86.2     $92.1       $ 4.3        $182.6
  July 3, 1999                     97.8      82.2         4.4         184.4
  Increase (decrease)            $(11.6)    $ 9.9       $ (.1)       $ (1.8)

Percent increase (decrease)       (11.9%)    12.0%       (2.3%)        (1.0%)


The Company's domestic wholesale unit shipments for the three month period ended July 1, 2000 increased approximately 11.6% as compared to the corresponding three month period of 1999, primarily due to timing of shipments of certain spring fashion items (shipment was delayed into early April, 2000). The Company's domestic wholesale unit shipments for the six month period ending July 1, 2000 decreased 5.8% as compared to 1999. The six month decrease in unit shipments resulted from a combination of slightly lower booked orders and a significant reduction in the number of "close-out" units sold (the Company's inventory levels of close-out merchandise at the beginning of 2000 were substantially lower). Net sales dollars for both periods in 2000 were also impacted by a combination of lower average selling prices and product mix (i.e. a higher mix of lighter weight, lower unit cost garments). The Company currently anticipates a wholesale unit sales increase in the low single digit range for the second half of 2000 as compared to 1999, with sales dollars relatively flat.

The Company's second quarter 2000 retail sales increase resulted primarily from sales volume from stores opened subsequent to July 3, 1999. Second quarter 2000 comparable stores sales were up .1% as compared to 4.7% in the second quarter of 1999. The Company's increase in retail sales for the first six months of 2000 resulted from a combination of a 2.2% comparable store sales gain (as compared to 5.4% for the first half of 1999) and sales volume from newly opened stores. For the remainder of 2000, the Company currently anticipates comparable store sales gains in the low single digit range.

At July 1, 2000 the Company operated 131 domestic OshKosh retail stores, including 125 outlet stores, four showcase stores, and two strip mall stores. During the second quarter of 2000, the Company opened four retail outlet stores and closed two retail outlet stores. At July 3, 1999 the Company operated a total of 124 domestic OshKosh retail stores. Current Company plans for the remainder of 2000 call for the addition of approximately seven retail stores including three strip mall stores. The Company is also currently planning to close two to three outlet stores and one showcase store.

Gross Profit

The Company's gross profit margin as a percent of net sales improved to 42.8% in the second quarter of 2000, compared to 41.7% in the second quarter of 1999. For the six month period ended July 1, 2000, gross profit margin as a percent of net sales improved to 42.7%, compared to 40.4% for the first six months of 1999. This gross profit margin improvement was due primarily to continued implementation and execution of the Company's global sourcing strategy, continuing focus on product design and development activities, and increasing proportion of sales from the Company's retail stores. The Company's current 2000 sourcing plan indicates that approximately 79% of units will be produced at off shore venues as compared to approximately 64% in 1999.
The Company currently anticipates continued modest improvement in its gross margin for the remainder of 2000 compared to 1999.

Selling, General, and Administrative Expenses (S,G&A)

S,G&A expenses for the three month and six month periods ended July 1, 2000 increased $2.7 million and $5.3 million over the three and six month periods ended July 3, 1999, respectively. As a percentage of net sales, S,G,&A expenses were 39.1% and 37.4% for the three month and six month periods ended July 1, 2000 as compared to 38.2% and 34.2% in the comparable periods of 1999. The increase in S,G,&A expenses relates primarily to a combination of continued expansion of the Company's retail operations and higher product distribution expenses as the Company continues its transition to an updated distribution system and related processes. Second quarter and year-to-date distribution expenses were $1.0 million and $1.5 million higher, respectively, as compared to 1999.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. Royalty income for the three month period ended July 1, 2000 was $1.6 million compared to $1.7 million in the second quarter of 1999. Royalty income for the six month period ended July 1, 2000 of $3.7 million was consistent with royalty income for the six month period ending July 3, 1999.

Operating Income

As a result of the factors described above, the Company's operating income for the three month and six month periods ended
July 1, 2000 amounted to $4.8 million and $13.5 million as compared to $4.5 million and $15.2 million for the comparable periods in 1999.

Other Income (Expense) - Net

The Company's second quarter 2000 net other income (expense) was a $1.0 million expense compared to zero in 1999. Interest expense increased by approximately $1.1 million in the second quarter of 2000 and $2.0 in the six months ended July 1, 2000, primarily as a result of borrowings to help finance the Company's Dutch Auction tender offer in November 1999 and subsequent stock repurchase transactions.

Income Taxes

The Company's effective tax rate for the three month and six month periods ended July 1, 2000, as well as 1999, was approximately 39%. The Company currently anticipates an effective income tax rate of approximately 39% for the remainder of 2000.

Net Income

Net income for the three months ended July 1, 2000 of $2.3 was a $.5 million decrease compared to net income for the three months ended July 3, 1999 of $2.8 million. Net income for the six months ended July 1, 2000 of $7.0 million was a $2.3 million decrease compared to net income for the six months ended July 3, 1999.
The Company's ongoing stock repurchase programs and November 1999 Dutch Auction tender offer resulted in a significant reduction in its weighted-average diluted shares outstanding for the first six months of 2000 compared to the first six months of 1999. Despite the reduction in net income, the decrease in weighted-average diluted shares outstanding resulted in a 3.7% increase in diluted earnings per share for the first six months of 2000 of $.56 as compared to $.54 in 1999.

SEASONALITY OF BUSINESS

The Company's business is seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2000 quarterly sales and income. Second quarter 2000 operating results are not necessarily indicative of anticipated quarterly results throughout the balance of the year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At July 1, 2000, the Company's cash, cash equivalents and short-term investments were $.8 million, compared to $9.6 million at the end of 1999 and $1.2 million at July 3, 1999. This reduction is attributable to the Company's stock repurchases and increased inventory buildup offset in part by borrowings under the Company's revolving credit facility. Net working capital at July 1, 2000 was $40.1 million compared to $27.3 million at January 1,2000, and $54.9 million at July 3, 1999. Accounts receivable at July 1, 2000 were $22.4 million compared to $16.5 million at January 1, 2000, and $26.1 million at July 3, 1999.

Cash used in operations amounted to approximately $10.1 million in the first six months of 2000, compared to cash provided of $19.9 million in the first six months of 1999. The change in cash provided by operating activities in the first six months of 2000 compared to 1999 is primarily attributable to substantially lower inventory levels at January 1, 2000, as compared to January 2, 1999. Inventories at July 1, 2000 were $61.5 million, compared to $48.5 million at January 1, 2000, $58.0 million at July 3, 1999 and $65.6 million at January 2, 1999. Management believes that July 1, 2000 inventory levels are generally appropriate for anticipated ongoing 2000 business activities.

Investing activities used $3.0 million in the first six months of 2000, compared to $.9 million in 1999. Capital expenditures were $3.3 million in the first six months of 2000, compared with $3.0 million in 1999 and are currently budgeted at $9 million for all of 2000. Capital expenditures in both years relate primarily to expansions and upgrades of the Company's retail stores. Depreciation and amortization are currently budgeted at $8 million for 2000.

Cash provided by financing activities totaled $4.3 million in the first six months of 2000, compared to a use of $32.5 million in the first six months of 1999. The Company's primary financing activities consisted of borrowings under the Company's revolving credit facility in 2000 in addition to stock repurchase transactions and cash dividends in both periods.

On December 6, 1999, the Company's Board of Directors authorized a 1.5 million share repurchase program of the Company's Class A common stock. During the first six months of 2000, the Company repurchased 565,700 shares of its Class A common stock under this program for approximately $9.9 million. The Company has repurchased a total of 819,600 shares of its Class A common stock under its current repurchase programs for approximately $14.7 million.

In May, 2000, the Company amended its credit agreement with a number of banks. As amended, the unsecured credit agreement provides a $60 million term loan for the repurchase of shares of its common stock and a three year $75 million revolving credit facility available for general corporate purposes, including cash borrowings, commercial paper and issuances of letters of credit. The revolving credit facility expires November 3, 2002. The term loan requires an initial repayment of $10.0 million in November 2001.

The Company had $58.5 million of outstanding debt at July 1, 2000, including $44 million on the term loan and $14.5 on the revolving credit facility compared to $44 million on the term loan at January 1, 2000, and no outstanding debt at July 3, 1999. The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures, required debt payments and business development needs.

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

The Company's future results of operations and financial position can be influenced by such factors as the level of consumer spending for apparel, particularly in the children's wear segment, overall consumer acceptance of the Company's product styling, the financial strength of the retail industry, including, but not limited to, business conditions and the general economy, natural disasters, competitive factors, risk of non-payment of accounts receivable, the unanticipated loss of a major customer, failure of Company suppliers to timely deliver needed raw materials, as well as risk associated with foreign operations. In addition, the inability to ship Company products within agreed timeframes due to unanticipated manufacturing and/or distribution system delays or the failure of Company contractors to deliver products within scheduled timeframes, are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Mexico and Central America. If financial, political or other difficulties were to adversely impact the Company's contractors in these regions, it could disrupt the supply of products contracted for by the Company.

The forward-looking statements included herein are only made as of the date of this report. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's credit agreement, as amended, provides for $60 million to finance repurchases of the Company's common stock and a $75 million revolving credit facility available for general corporate purposes. Borrowings under this agreement bear interest at a variable rate, based on the London Interbank Offered Rates. Accordingly, the Company is affected by interest rate changes on its long-term debt. Management monitors this risk by carefully analyzing the short-term rates on its long-term debt portfolio and comparable long-term interest rates. The Company does not presently hedge its interest rate risk. With respect to this debt, a 1% change in interest rates would not have a material impact on the Company's interest expense for fiscal 2000.

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

Investment Risk

The Company does not believe it has material exposure to market risk with respect to any of its investments as the Company does not utilize market rate sensitive instruments for trading or other purposes.


Part II.  OTHER INFORMATION
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The registrant's annual meeting of stockholders was held on May 5, 2000 (the "2000 Annual Meeting"). A majority of the shares of each class of the registrant's Common Stock, represented in person or by proxy, was required to constitute a quorum for action to be taken by such class. A total of 9,700,976 shares of Class A Common Stock and 1,924,970 shares of Class B Common Stock were represented, in person or by proxy, at the 2000 Annual Meeting, constituting a quorum of each class.

With respect to the election of Class A Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

    Nominee          Votes in favor   Votes withheld   Broker non-votes

Orren J. Bradley        9,405,417         295,559              0

Jerry M. Hiegel         9,405,867         295,109              0

With respect to the election of Class B Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

    Nominee          Votes in favor   Votes withheld   Broker non-votes

Douglas W. Hyde         1,921,950         3,020                0

Michael D. Wachtel      1,921,950         3,020                0

David L. Omachinski     1,921,950         3,020                0

Steve R. Duback         1,921,950         3,020                0

Shirley A. Dawe         1,921,950         3,020                0

William F. Wyman        1,921,950         3,020                0

Stig A. Kry             1,921,950         3,020                0


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

With respect to the proposal to amend the 1994 OshKosh B' Gosh, Inc. Incentive Stock Plan, the following votes were cast:


             Votes in favor   Votes against   Abstentions   Broker non-votes
Class B
 Common Stock   1,917,228          5,222          2,520             0


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    None

(b) Reports on Form 8-K
    None


                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  						OSHKOSH B'GOSH, INC.

Date:	7/25/00	                       			/S/DOUGLAS W. HYDE
                                  						Chairman of the Board, President
                                  						Chief Executive Officer and Director

Date:	7/25/00				                       /S/DAVID L. OMACHINSKI
                                  						Vice President-Finance, Treasurer
                                  						and Chief Financial Officer Director