Form 10-Q
period 2000-09-30
OSHKOSH B GOSH INC
filed 2000-10-24
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                                 COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                    OR

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

As of October 16, 2000, there were outstanding 9,937,017 shares of Class A Common Stock and 2,232,177 shares of Class B Common
Stock.

                              FORM 10-Q

                OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                                INDEX

                                                       				       Page

Part I.  	Financial Information					                               	3

Item 1.	  Financial Statements			                                			3

        		Condensed Consolidated Balance Sheets-
          September 30, 2000 and January 1, 2000		                 	3

        		Unaudited Condensed Consolidated Statements
        		of Income-Three Month and Nine Month Periods
          Ended September 30, 2000 and October 2, 1999             	4

        		Unaudited Condensed Consolidated Statements
		        of Cash Flow-Nine Month Periods Ended
          September 30, 2000 and October 2, 1999 			                5

        		Notes to Condensed Consolidated Financial Statements		    6

Item 2.  	Management's Discussion and Analysis of Results
        		of Operations and Financial Condition		                  	9

Item 3.	  Quantitative and Qualitative Disclosures
          About Market Risk							                                 14

Part II. 	Other Information						 	                                14

Item 6.  	Exhibits and Reports on Form 8-K				                     14

Signatures

Part 1.	  Financial Information
Item 1.   Financial Statements

                 OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                             (In thousands)

                                        September 30, 2000   January 1, 2000*
                                           (unaudited)

Assets
Current assets
  Cash and cash equivalents             $         972        $       9,093
  Investments                                     511                  511
  Accounts receivable                          39,407               16,514
  Inventories                                  55,051               48,495
  Prepaid expenses & other
   current assets                               2,544                  774
  Deferred income taxes                        12,700               14,200
Total current assets                          111,185               89,587

Property, plant & equipment                    68,545               67,118
  Less accumulated depreciation
   and amortization                            37,820               35,470
Net property, plant & equipment                30,725               31,648

Non-current deferred income taxes               5,900                5,400
Other assets                                    1,909                3,064

Total assets                            $     149,719        $     129,699

Liabilities and shareholders' Equity
Current liabilities
  Borrowings under revolving
   credit agreement                     $         125        $          --
  Current portion of long-term debt                --               15,000
  Accounts payable                              6,258               10,269
  Accrued liabilities                          47,792               36,976
Total current liabilities                      54,175               62,245

Long-term debt                                 44,000               29,000
Employee benefit plan liabilities              15,535               15,015

Shareholders' equity
  Preferred stock                                  --                   --
  Common stock:	Class A                            99                  104
            				Class B                            22                   23
  Retained earnings                            35,888               23,312
Total shareholders' equity                     36,009               23,439

Total liabilities and shareholders'
 equity                                 $     149,719        $     129,699

*Condensed from audited financial statements.
See notes to condensed consolidated financial statements.


                   OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                 (In thousands, except per share amounts)
                               (Unaudited)

                           Three Month Period Ended   Nine Month Period Ended

                         September 30,  October 2,  September 30,  October 2,
                             2000         1999         2000           1999

Net sales                  $142,339     $140,831     $324,890      $325,280

Cost of products sold        81,360       82,892      185,887       192,823

Gross profit                 60,979       57,939      139,003       132,457

Selling, general and
 administrative expenses     36,461       36,073      104,707        99,047
Royalty income, net          (2,668)      (2,249)      (6,344)       (5,911)

Operating income             27,186       24,115       40,640        39,321

Other income (expense):
  Interest expense           (1,697)        (193)      (4,102)         (571)
  Interest income               131          212          554           708
  Miscellaneous               1,105          (52)       1,160          (131)

Other income (expense) -
net                            (461)         (33)      (2,388)            6

Income before income taxes   26,725        24,082      38,252        39,327

Income taxes                 10,423         9,388      14,918        15,338

Net income                 $ 16,302      $ 14,694    $ 23,334      $ 23,989

Net income per common
 share
  Basic                    $   1.34      $   0.90    $   1.89      $   1.43
  Diluted                  $   1.33      $   0.89    $   1.86      $   1.41

Weighted average common
 shares outstanding
  Basic                      12,169        16,280      12,369        16,825
  Diluted (including share
   equivalents)              12,304        16,486      12,526        17,056

Cash dividends per common
 share
  Class A                  $ 0.0500      $ 0.0500    $ 0.1500      $ 0.1500
  Class B                  $ 0.0425      $ 0.0425    $ 0.1275      $ 0.1275

See notes to condensed consolidated financial statements.


                     OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flow
                                (In thousands)
                                 (Unaudited)

                                                 Nine Month Period Ended

                                                September 30,   October 2,
                                                     2000          1999

Cash flows from operating activities
  Net income for the period                      $  23,334      $  23,989
  Depreciation and amortization                      5,978          5,588
  Deferred income taxes                              1,000          1,500
  Income tax benefit from stock
   option exercises                                    325            530
  Items in net income not affecting
   cash and cash equivalents                          (503)           741
  Changes in current assets                        (31,219)         6,021
  Changes in current liabilities                     6,805          4,596

Net cash provided by operating activities            5,720         42,965

Cash flows from investing activities
  Additions to property, plant and
   equipment                                        (4,896)        (5,604)
  Proceeds from disposal of assets                   1,591            635
  Sale of short-term investments, net                   --          2,015
  Changes in other assets                              428           (616)

Net cash used in investing activities               (2,877)        (3,570)

Cash flows from financing activities
  Borrowings under revolving credit agreement          125             --
  Dividends paid                                    (1,805)        (2,488)
  Net proceeds from issuance of common shares          579            635
  Repurchase of common shares                       (9,863)       (32,717)

Net cash used in financing activities              (10,964)       (34,570)

Net increase (decrease) in cash and
 cash equivalents                             $     (8,121)    $    4,825

See notes to condensed consolidated financial statements.


                    OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

Note 1.  Basis of Preparation

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three-month and nine-month periods ended September 30, 2000 and October 2, 1999, and cash flows for the nine-month periods ended September 30, 2000 and October 2, 1999.

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

Note 2.  Inventories

A summary of inventories follows:


                             September 30, 2000     January 1, 2000
                                      (Dollars in thousands)

Finished goods                   $  42,457             $  37,262
Work in process                     11,502                 9,352
Raw materials                        1,092                 1,881

Total                            $  55,051             $  48,495


The replacement cost of inventory exceeds the above LIFO costs by $11,831 and $11,381 at September 30, 2000 and January 1, 2000,
respectively.

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

The Company had $44.1 million of outstanding debt at September 30, 2000, including $44 million on the term loan and $.1 million on the revolving credit facility. The revolving credit facility must be reduced to zero for at least thirty consecutive days each year, and the term loan requires an initial payment of $10 million in November 2001.

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

                      Domestic                            All Other/
                      Wholesale    Retail    Procurement  Corporate  Total
For the three months
ended September 30,
2000

Net sales             $ 70,107    $ 71,140    $     --     $ 1,092  $142,339
Segment income
 before taxes           12,109      11,848       1,120       1,648    26,725
Segment assets          71,330      40,795      23,068      14,526   149,719
Depreciation expense       410         888         281         192     1,771

For the three months
ended October 2, 1999

Net sales             $ 72,029    $ 66,918    $     --     $ 1,884  $140,831
Segment income
 before taxes           11,157       8,118       3,783       1,024    24,082
Segment assets          66,098      38,623      19,845      33,135   157,701
Depreciation expense       398         777         284         276     1,735

For the nine months
ended September 30,
2000

Net sales             $156,291    $163,215    $     --     $ 5,384  $324,890
Segment income
 before taxes           18,147      16,215         945       2,945    38,252
Segment assets          71,330      40,795      23,068      14,526   149,719
Depreciation expense     1,206       2,369       1,013         664     5,252

For the nine months
 ended October 2, 1999

Net sales             $169,795    $149,177    $     --     $ 6,308  $325,280
Segment income
 before taxes           16,990      10,362       8,724       3,251    39,327
Segment assets          66,098      38,623      19,845      33,135   157,701
Depreciation expense     1,160       2,154         912         916     5,142

For the twelve months
 ended January 1, 2000

Net sales             $212,371    $210,350    $     --     $ 7,065  $429,786
Segment income
 before taxes           21,896      18,278      10,556       2,457    53,187
Segment assets          52,580      31,922      19,796      25,401   129,699
Depreciation expense     1,570       3,107       1,222       1,194     7,093


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                  As a Percentage of Net Sales for the

                         Three Month Period Ended   Nine Month Period Ended
                         September 30,  October 2,  September 30,  October 2,
                             2000          1999         2000          1999

Net sales                   100.0%        100.0%       100.0%        100.0%
Cost of products sold        57.2%         58.9%        57.2%         59.3%
Gross profit                 42.8%         41.1%        42.8%         40.7%
Selling, general and
 administrative expenses     25.6%         25.6%        32.2%         30.4%
Royalty income, net          (1.9%)        (1.6%)       (1.9%)        (1.8%)
Operating income             19.1%         17.1%        12.5%         12.1%
Other income (expense)-net    (.3%)          --          (.7%)          --
Income before income taxes   18.8%         17.1%        11.8%         12.1%
Income taxes                  7.3%          6.7%         4.6%          4.7%
Net income                   11.5%         10.4%         7.2%          7.4%

Net Sales

Consolidated net sales for the three month period ended September 30, 2000 were $142.3 million, a $1.5 million increase (1.1%) over 1999 third quarter net sales of $140.8 million. Consolidated net sales for the nine month period ended September 30, 2000 were $324.9 million, a $.4 million decrease (.1%) from net sales of $325.3 million for the first nine months of 1999. The Company's net sales for the three month and nine month periods ended September 30, 2000 and October 2, 1999 are summarized as follows:


                                          Net Sales
                                        (in millions)

                                  Domestic
                            Wholesale    Retail     International    Total
Three month period ended:
 September 30, 2000          $  70.1     $ 71.1       $   1.1       $ 142.3
  October 2, 1999               72.0       66.9           1.9         140.8
  Increase (decrease)        $  (1.9)    $  4.2       $   (.8)      $   1.5

Percent increase (decrease)     (2.6%)      6.3%        (42.1%)         1.1%

Nine month period ended:
 September 30, 2000          $ 156.3     $163.2       $   5.4       $ 324.9
  October 2, 1999              169.8      149.2           6.3         325.3
  Increase (decrease)        $ (13.5)    $ 14.0       $   (.9)      $   (.4)

Percent increase (decrease)     (8.0%)      9.4%        (14.3%)         (.1%)

The Company's domestic wholesale unit shipments for the three month period ended September 30, 2000 were up approximately 6.5% over the corresponding three month period of 1999. This increase was primarily due to an increase in the number of "close-out" units sold. The 2.6% decrease in net sales dollars was impacted by lower average unit selling prices and higher customer sales allowances.

Domestic wholesale unit shipments for the nine month period ending September 30, 2000 decreased 1.5% as compared to 1999.
The nine month decrease in unit shipments resulted primarily from slightly lower customer orders. Net sales dollars for the first nine months of 2000 were also impacted by a combination of lower average selling prices and product mix (i.e. a higher mix of lighter weight, lower unit cost garments). As a result of a combination of movement of customer orders to October 2000 (as compared to September in 1999) and higher customer demand, the Company currently anticipates a 10-15% increase in domestic wholesale sales dollars in the fourth quarter of 2000 as compared to 1999's fourth quarter.

The Company's third quarter 2000 retail sales increase resulted primarily from sales volume from stores opened subsequent to October 2, 1999. Third quarter 2000 comparable stores sales were down approximately 1.0% as compared to a 6.8% increase in the third quarter of 1999. The Company's increase in retail sales for the first nine months of 2000 resulted from a combination of a .7% comparable store sales gain (as compared to 6.2% for the first nine months of 1999) and sales volume from newly opened stores. For the remainder of 2000, the Company currently anticipates comparable store sales gains in the low single digit range.

At September 30, 2000 the Company operated 130 domestic OshKosh retail stores, including 125 outlet stores, three showcase stores and two strip mall stores. During the third quarter of 2000, the Company opened one store and closed two existing stores. At October 2, 1999, the Company operated 128 domestic OshKosh retail stores. Current Company plans for the remainder of 2000 call for the addition of approximately six retail stores including three strip mall stores.

Gross Profit

The Company's gross profit margin as a percent of net sales improved to 42.8% in the third quarter of 2000, compared to 41.1% in the third quarter of 1999. For the nine month period ended September 30, 2000, gross profit margin as a percent of net sales improved to 42.8%, compared to 40.7% for the first nine months of 1999. This gross profit margin improvement was due primarily to continued implementation and execution of the Company's global sourcing strategy, continuing focus on product design and development activities, and increasing proportion of sales from the Company's retail stores. The Company's current 2000 sourcing plan indicates that approximately 74% of units will be produced at off shore venues as compared to approximately 64% in 1999.

Substantially all of the Company's inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) basis. As a result of a substantial reduction of the Company's inventory levels, the fourth quarter 1999 gross profit margin was favorably impacted by an approximate $2.2 million benefit related to the liquidation of certain LIFO layers. The Company does not currently anticipate any significant liquidation of LIFO layers in the fourth quarter of 2000. Accordingly, the Company's fourth quarter gross profit margin as a percent of sales may be significantly less in 2000 as compared to 1999's fourth quarter.

Selling, General, and Administrative Expenses (S,G&A)

S,G&A expenses for the three month and nine month periods ended September 30, 2000 increased $.4 million and $5.7 million over the three and nine month periods ended October 2, 1999, respectively. As a percentage of net sales, S,G,&A expenses were 25.6% and 32.2% for the three month and nine month periods ended September 30, 2000 as compared to 25.6% and 30.4% in the comparable periods of 1999. The increase in S,G,&A expenses relates primarily to a combination of continued expansion of the Company's retail operations and higher product distribution expenses associated with the Company's transition to an updated distribution system and related processes. Third quarter and year-to-date distribution expenses were $.6 million and $2.0 million higher, respectively, as compared to 1999.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. Royalty income for the three month period ended September 30, 2000 was $2.7 million compared to $2.2 million in the third quarter of 1999. Royalty income for the nine month period ended September 30, 2000 of $6.3 million was $.4 million greater than royalty income of $5.9 million for the nine month period ending October 2, 1999.

Operating Income

As a result of the factors described above, the Company's operating income for the three month and nine month periods ended
September 30, 2000 amounted to $27.2 million and $40.6 million as compared to $24.1 million and $39.3 million for the comparable periods in 1999.

Other Income (Expense) - Net

The Company's third quarter 2000 net other income (expense) was a $.5 million expense compared to $33,000 in 1999. Interest expense increased by approximately $1.5 million in the third quarter of 2000 and $3.5 million in the nine months ended September 30, 2000, primarily as a result of borrowings to help finance the Company's Dutch Auction tender offer in November 1999 and subsequent stock repurchase transactions along with higher seasonal borrowings for working capital requirements. The Company also recognized a gain on the sale of a previously closed manufacturing facility in the third quarter of 2000 of approximately $1.1 million.

Income Taxes

The Company's effective tax rate for the three month and nine month periods ended September 30, 2000, as well as 1999, was approximately 39%. The Company currently anticipates an effective income tax rate of approximately 39% for the remainder of 2000.

Net Income

Net income for the three months ended September 30, 2000 of $16.3 was a $1.6 million increase compared to net income for the three months ended October 2, 1999 of $14.7 million. Of this increase, $.7 million ($.06 per diluted common share) is attributable to the after tax gain on sale of a manufacturing facility. Net income for the nine months ended September 30, 2000 of $23.3 million was a $.7 million decrease compared to net income for the nine months ended October 2, 1999. The Company's ongoing stock repurchase programs and November 1999 Dutch Auction tender offer resulted in a significant reduction in its weighted-average diluted shares outstanding for the first nine months of 2000 compared to the first nine months of 1999. The increase in net income, combined with the decrease in weighted-average diluted shares outstanding, resulted in a 49.4% increase in diluted earnings per share for the third quarter of 2000 of $1.33 as compared to $.89 in 1999.

SEASONALITY OF BUSINESS

The Company's business is seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2000 quarterly sales and income. Third quarter 2000 operating results are not necessarily indicative of anticipated quarterly results throughout the balance of the year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2000, the Company's cash, cash equivalents and short-term investments were $1.5 million, compared to $9.6 million at the end of 1999 and $19.6 at October 2, 1999. This reduction is attributable to the Company's stock repurchases and increased inventory buildup. Net working capital at September 30, 2000 was $57.0 million compared to $27.3 million at January 1,2000, and $67.5 million at October 2, 1999. Accounts receivable at September 30, 2000 were $39.4 million compared to $16.5 million at January 1, 2000 and $39.2 million at October 2, 1999.

Cash provided by operations amounted to approximately $5.7 million in the first nine months of 2000, compared to $43.0 million in the first nine months of 1999. The change in cash provided by operating activities in the first nine months of 2000 compared to 1999 is primarily attributable to substantially lower inventory levels at January 1, 2000, as compared to January 2, 1999. Inventories at September 30, 2000 were $55.1 million, compared to $48.5 million at January 1, 2000, $43.2 million at October 2, 1999 and $65.6 million at January 2, 1999. Management believes that September 30, 2000 inventory levels are generally appropriate for anticipated ongoing 2000 business activities.

Investing activities used $2.9 million in the first nine months of 2000, compared to $3.6 million in 1999. Capital expenditures were $4.9 million in the first nine months of 2000, compared with $5.6 million in 1999 and are currently budgeted at $7 million for all of 2000. Capital expenditures in both years relate primarily to expansions and upgrades of the Company's retail stores. Depreciation and amortization are currently budgeted at $8 million for 2000.

Cash used in financing activities totaled $11.0 million in the first nine months of 2000, compared to a use of $34.6 million in the first nine months of 1999. The Company's primary financing activities consisted of stock repurchase transactions and cash dividends in both periods.

On December 6, 1999, the Company's Board of Directors authorized a 1.5 million share repurchase program of the Company's Class A common stock. During the first nine months of 2000, the Company repurchased 565,700 shares of its Class A common stock under this program for approximately $9.9 million. The Company has repurchased a total of 819,600 shares of its Class A common stock under its current repurchase programs for approximately $14.7 million.

The Company's credit agreement, as amended, provides a $60 million term loan for the repurchase of shares of its common stock and a three year $75 million revolving credit facility available for general corporate purposes, including cash borrowings, commercial paper and issuances of letters of credit. The revolving credit facility expires November 3, 2002. The term loan requires an initial repayment of $10.0 million in November 2001.

The Company had $44.1 million of outstanding debt at September 30, 2000, including $44 million on the term loan and $.1 million on the revolving credit facility compared to $44 million on the term loan at January 1, 2000, and no outstanding debt at October 2, 1999. The Company believes that the new credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures required debt payments and business development needs.

INFLATION

The effects of inflation on the Company's operating results and financial condition were not significant.

FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding future sales, planned store expansions and store closings, future comparable store net sales, future inventory levels and valuation implications, future growth in royalty income, future effective income tax rate, planned capital expenditures and depreciation and amortization expenses, and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements which contain forward-looking information. Except for historical information, matters discussed in such oral and written communications, including this report, are forward-looking statements. Such forward-looking statements are based on current assumptions and expectations that involve risks and uncertainties. Actual results may differ materially.

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


                                   					OSHKOSH B'GOSH, INC.


Date:	10/24/2000	                       /S/DOUGLAS W. HYDE
                                   					Chairman of the Board, President
                                   					Chief Executive Officer and Director


Date:	10/24/2000                        	/S/DAVID L. OMACHINSKI
                                    					Vice President-Finance, Treasurer
                                    					Chief Financial Officer and Director