Form 10-K
period 2000-12-30
OSHKOSH B GOSH INC
filed 2001-03-28
CIK 75042

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

Mark One

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended DECEMBER 30, 2000
                                    OR
      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
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

As of March 15, 2001, there were outstanding 9,977,068 shares of Class A Common Stock and 2,227,201 shares of Class B Common Stock, of which 9,461,377 shares and 981,490 shares, respectively, were held by non-affiliates of the Company. Based upon the closing sales price as of March 15, 2001, the aggregate market value of the Class A Common Stock held by non-affiliates was $214,654,991. The Class B Common Stock is no longer listed or quoted on any established trading market, but it is convertible into Class A Common Stock on a share-for-share basis. Based on that conversion right, the value of Class B Common Stock held by non-affiliates was $22,267,554.

DOCUMENTS INCORPORATED BY REFERENCE

OshKosh B'Gosh, Inc. definitive Proxy Statement for its annual meeting to be held on May 4, 2001 (or such later date as the directors may determine), incorporated into Part III

                                      INDEX

PART I									           PAGE
Item 1.	Business									 2
		(a)	General Development of Business				 2
		(b)	Financial Information About Industry Segments		 2
		(c)	Narrative Description of Business				 2
			  Products								 2
			  Raw Materials, Manufacturing and Sourcing		 3
			  Sales and Marketing						 4
			  International Licensing and Distribution             5
			  Trademarks							 5
			  Seasonality							 5
			  Working Capital							 5
			  Backlog								 5
			  Competitive Conditions					 6
			  Environmental Matters						 6
			  Employees								 6

Item 2.	Properties									 6

Item 3.	Legal Proceedings								 6

Item 4.	Submission of Matters to a Vote of Security Holders		 6

PART II
Item 5.	Market for the Company's Common Stock and
	 	Related Stockholder Matters						 7

Item 6.	Selected Financial Data							 7

Item 7.	Management's Discussion and Analysis of Results
		of Operations and Financial Condition				 8

Item 7A.	Quantitative and Qualitative Disclosures
		About Market Risk								12

Item 8.	Financial Statements and Supplementary Data			13

Item 9.	Disagreements on Accounting and Financial Disclosure		27

PART III
Item 10.	Directors and Executive Officers of the Company			28

Item 11.	Executive Compensation							28

Item 12.	Security Ownership of Certain Beneficial Owners
		and Management								28

Item 13.	Certain Relationships and Related Transactions			28

PART IV
Item 14.	Exhibits, Financial Statement Schedule, and Reports
		on Form 8-K								      28


PART I

ITEM 1.	BUSINESS

(a)	General Development of Business

OshKosh B'Gosh, Inc. (together with its subsidiaries, the "Company") was founded in 1895 and was incorporated in the state of Delaware in 1929. The Company designs, sources, and markets apparel primarily for the children's wear and youth wear markets. While its heritage began in the men's work wear market, the Company is currently best known for its line of high quality children's wear. It is the Company's vision to become the dominant global marketer of branded products for children ages newborn to ten through leverage of the existing brand franchise in OshKosh B'Gosh and utilization of the Company's core competencies to supply the market with all appropriate products for children where quality, durability, and fashion innovation are important. The Company is also pursuing niche opportunities in adult apparel, where the Company's century old heritage can provide meaningful differential advantage to address the needs of the marketplace.

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

In addition to the Company's wholesale business, the Company also operates a chain of 137 domestic OshKosh B'Gosh branded stores, including 129 factory outlet stores, three showcase stores, and five strip mall stores. The Company operates an OshKosh B'Gosh showcase store in New York City to feature a full line of OshKosh products in a signature environment designed to reinforce brand awareness among consumers. The Company's retail product line in its OshKosh B'Gosh branded stores includes OshKosh B'Gosh branded product in sizes from newborn to girls 6X and boys 7 and youth wear for girls and boys under the trade names Genuine Girl (girls sizes 7-16) and Genuine Blues (boys sizes 8-16).

The Company's comprehensive strategic planning initiative guides the Company's business focus. Under this initiative, combined with management's commitment to more efficiently utilize working capital, the Company continues to take steps to improve product marketability, streamline operations, reduce its capital base and cost structure, and improve delivery performance. These actions include an analysis of product extensions, commitment to the wholesale customer base, periodic review of significant licensee arrangements, and continued development of an effective global sourcing strategy.

The Company designs and sources substantially all of its non-licensed apparel products marketed and sold in the United States. Company designers develop fabrication, trim accessories, and detailed manufacturing specifications. The product is then manufactured according to detailed Company specifications and production schedules in Company-owned manufacturing facilities or at third party contractor locations worldwide. Product sourcing is based predominantly on manufacturing capacity, quality, and lead times, in addition to capabilities of specific manufacturing facilities.

The Company leverages its name and brand equity into a wide variety of children's products including children's apparel accessory items such as hats, socks, sleepwear and eyewear, bedding and other nursery decor and juvenile products including car seats, strollers, luggage and developmental toys. During 2000, the Company made strategic decisions to license its existing children's outerwear and footwear beginning with the Fall 2001 season. The Company regularly reviews the seasonal offerings of all related products both locally and internationally for consistency, brand image, and quality. The Company earns royalties for use of its name on children's and men's wear products throughout the world, and from related accessories distributed in the United States and worldwide.

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

The Company manages its business operations by periodic analysis of business unit operating results. For this purpose, domestic wholesale, retail, and procurement are separately identified for management reporting and are considered business segments. See Note 12 "Segment Reporting" in the Notes to the Consolidated Financial Statements for additional information about the Company's business segments.

(c)  	Narrative Description of Business

Products

The Company designs, sources and markets a broad range of children's clothing as well as lines of youth wear under the OshKosh(Registered), OshKosh B'Gosh(Registered), Genuine Girl(Registered), and Genuine Blues(Registered) labels. The products are distributed primarily through better quality department and specialty stores, Company owned retail stores, and foreign retailers.

The children's wear and youth wear business is targeted to reach the middle to upper middle segment of the sportswear market through the use of innovative designs, quality fabrics, and classic styling. The Company believes that its trade name is a valuable asset in the marketing of its apparel, signifying apparel that is classic in design and of high quality construction. The Company tradename and trademarks are generally displayed on OshKosh product or on the hang tags accompanying the product on the retail shelves. Children's wear is marketed in size ranges from layette/newborn and infant/toddler to girls 6X and boys 7. Youth wear is in size ranges girls 7 to 16 and boys 8 to 16.

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

Raw Materials, Manufacturing, and Sourcing

All raw materials used in the manufacture of Company products are purchased from unaffiliated suppliers. The Company purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric related to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. In 2000, approximately 90% of the Company's direct expenditures for raw materials (fabric) were from its five largest suppliers, with the largest such supplier accounting for approximately 59% of total raw material expenditures. Fabric and various non-fabric items such as thread, zippers, rivets, buckles, and snaps, are purchased from a variety of domestic and foreign sources, based on quality, pricing, and availability. The fabric and accessory market in which OshKosh B'Gosh purchases its raw materials is composed of a substantial number of suppliers with similar products and capabilities, and is characterized by a high degree of competition. As is customary in its industry, the Company has no long-term contracts with its suppliers. To date, the Company has experienced little difficulty in satisfying its requirements for raw materials, considers its sources of supply to be adequate, and believes that it would be able to obtain sufficient raw materials should any one of its product suppliers becomes unavailable.

Product development and administration are primarily coordinated from the Company's headquarters facility in Oshkosh, WI. The majority of the product engineering and sample making, allocation of production among plants and independent contractors, material purchasing, and invoice payments is done through the Company's Oshkosh headquarters. Substantially all designs and specifications utilized by independent manufacturers are provided by the Company.

In 2000, approximately 75% of the Company's product line (excluding footwear) was sourced from off-shore Company-operated facilities and numerous third party contractors throughout the world, in accordance with the Company's specifications. Most domestic sewing production for 2000 took place in the Company's two Tennessee and two Kentucky plants. However, the Company closed one Tennessee facility in July 2000 and intends to close the remaining Tennessee plant in early 2001, leaving two operating plants in Kentucky. Due in part to changes in import duty regulations under the North American Free Trade Act and the United States-Caribbean Basin Trade Partnership Act, which became effective October 1, 2000, the Company has taken an increasingly global view of its entire manufacturing process. The North American Free Trade Act and the United States-Caribbean Basin Trade Partnership Act have significantly reduced the requirements that certain manufacturing processes be performed in
the United States to receive preferential duty treatment.   The Company has
expanded its base of contractors outside of the U.S. with expertise in any of the five major manufacturing functions - cutting fabric, screenprinting, embroidery, sewing and finishing. These changes are consistent with the Company's direction over the last several years to review its internal manufacturing capacity and utilization, close or downsize domestic facilities, and expand the use of offshore manufacturing capabilities. These offshore manufacturing capabilities include two company-operated facilities in Mexico and one in Honduras, as well as unrelated third-party contractors. These changes are part of the Company's ongoing strategic initiatives to improve its product cost structure.

The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices, and financial viability. It also employs agents, based in regional locations abroad, to monitor compliance with design specifications and quality standards. The Company believes that its overall global manufacturing strategy gives the Company maximum flexibility to properly balance the need for timely shipments, high quality products, and competitive pricing.

While no long-term, formal arrangements exist with its third-party manufacturers, the Company considers these relationships to be satisfactory. The Company believes it could, over a period of time, obtain adequate alternative production capacity if any of its independent manufacturers become unavailable. As part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Mexico and Central America. If financial, political or other related difficulties were to adversely impact the Company's contractors in these regions, it could disrupt the supply of products contracted for by the Company. A sustained disruption of such sources of supply could, particularly on a short-term basis, have an adverse impact on the Company's operations.

Because higher quality apparel manufacturing is generally labor intensive (sewing, pressing, finishing and quality control), the Company has continually sought to take advantage of time saving technical advances in areas like computer-assisted design, computer-controlled fabric cutting, computer evaluation and matching of fabric colors, automated sewing processes, and computer-assisted inventory control and shipping. In order to realize economies of operation within the domestic production facilities, cutting operations are located in one of the Company's domestic plants, with all domestic product washing, pressing, and finishing done in one facility in Tennessee and all screenprint and embroidery done in one facility in Kentucky. Quality control inspections of both semi-finished and finished products are required at each plant, including those of independent manufacturers, to assure compliance.

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

Sales and Marketing

In order to meet the diverse needs of its broad customer base, the Company uses a wide variety of distribution channels to market its products. Wholesale distribution is made primarily through better quality department and specialty stores, although sales are also made through direct mail catalog companies, foreign retailers, and other outlets. In 2000, the Company's products were sold to approximately 900 wholesale customers (approximately 5800 stores) throughout the United States, and a sizable number of international accounts.

Product sales to better quality department and specialty stores are made primarily by the Company's sales force. In addition to the central sales office in Oshkosh, the Company maintains a sales office in New York. A portion of the Company's sales force is assigned specific large national accounts, while others are assigned to defined geographic territories. In sparsely populated areas and new markets, manufacturer's representatives represent the Company on a non-exclusive basis.

In addition to its wholesale activities, OshKosh B'Gosh products are also sold through 137 Company-owned domestic retail stores, operating under three
formats: factory outlet stores, showcase stores, and strip mall stores.   The
Company operates 129 domestic factory outlet stores, which carry a large selection of first quality Company branded apparel at a discount to conventional retail prices. The factory outlet stores also provide a means of distributing excess and out-of-season product, reducing the amount of such product sold to discounters at excessively low prices. The three showcase stores are full service stores featuring a complete line of OshKosh B'Gosh product in a signature environment designed to convey the total OshKosh image and build brand recognition among customers. The stores are also used to test new styles and merchandising strategies. The Company also began testing a new strip center retail prototype by opening two strip mall stores in 1999 and an additional three strip mall stores in 2000. These strip mall stores feature a large selection of OshKosh B'Gosh products that are consistently value priced.

In late 1999, the Company launched an e-commerce site (oshkoshbgosh.com), offering a comprehensive collection of the Company's current product at pricing comparable to its outlet stores.

The Company's broad distribution base insulates the Company from reliance on any one customer. The Company's largest wholesale customer, Kids "R" Us, accounted for 13% of the Company's 2000 sales, while the Company's largest ten and largest 100 customers accounted for approximately 45.6% and 53.1% of 2000 sales, respectively.

Domestic marketing programs are aimed at both the Company's retail accounts and ultimate consumers, with a main goal of increasing overall brand awareness. A national marketing program includes advertising in both consumer and trade publications, local cooperative advertising, promotions, and in-store merchandising.

The Company is partnering with department store customers to enhance brand presentation and availability of the OshKosh B'Gosh brand through the creation of "showcase" environments. The showcase environment is a focused merchandising strategy that creates a high impact retail presentation of the OshKosh brand. By the use of custom fixtures, comprehensive in-store merchandising support, focused advertising, and promotions, the Company, along with its key customers, is able to communicate a powerful and consistent brand presence to the consumer.

International Licensing and Distribution

The Company's products are distributed worldwide through approximately 32 licensees and distributors in over 50 countries. Licensing and distribution agreements allow the Company to develop international markets without the need to maintain a capital commitment in localized warehousing, offices, personnel, and inventory.

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

Trademarks

The Company utilizes the OshKosh(Registered), OshKosh B'Gosh(Registered), Genuine Girl(Registered), or Genuine Blues(Registered) trademarks on most of its products. Other significant trademarks include a white triangular patch on the back of bib garments and the Genuine Article(Registered). The Company currently has approximately 38 trademark registrations and seven pending trademark applications in the United States and has trademark registrations in approximately 115 countries outside the U.S. These trademarks and universal awareness of the OshKosh B'Gosh name are significant in marketing the products. Therefore, it is the Company's policy to vigorously defend its trademarks against infringement under the laws of the U.S. and other countries. The Company is not aware of any material infringing uses.

Seasonality

Products are designed and marketed primarily for three principal selling seasons:

   RETAIL				    PRIMARY
SALES SEASON		       BOOKING PERIOD		SHIPPING PERIOD

Spring/Summer			August-September		January-May
Fall/Back-to-School		January-February		June-August
Winter/Holiday			April-May			September-December

The Company's business is increasingly seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest because of both relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2001 quarterly sales and income.

Working Capital

Working capital needs are affected primarily by inventory levels, outstanding accounts receivable, and trade payables. The Company's unsecured credit agreement with a number of banks, as amended, provides for a five year $60 million term loan for the repurchase of shares of its common stock, and a $75 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The remaining availability on the $60 million term loan will expire March 31, 2001. The revolving credit facility expires November 3, 2002. There were no outstanding borrowings against the revolving credit arrangement at December 30, 2000, with $44 million outstanding on the term loan.

Inventory levels are affected by order backlog and anticipated sales. Accounts receivable are affected by payment terms offered. It is general practice in the apparel industry to offer payment terms of ten to sixty days from date of shipment. The Company generally offers net 30 days terms only.

The Company believes that its working capital requirements and financing resources are comparable with those of other major, financially sound, like sized apparel companies.

Backlog

The dollar amount of the backlog of orders believed to be firm as of the end of the Company's fiscal year and as of the preceding fiscal year end is not material for an understanding of the business of the Company taken as a whole.

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

Environmental Matters

The Company's compliance with Federal, State, and local environmental laws and regulations in recent years had no material effect upon its capital expenditures, earnings, or competitive position. The Company does not anticipate any material capital expenditures for environmental control in either the current or succeeding fiscal years.

Employees

At December 30, 2000, the Company employed approximately 5,100 persons. Approximately 14% of the Company's personnel are covered by collective bargaining agreements with the United Food and Commercial Workers Union.

ITEM 2.	PROPERTIES

                            Approximate
                           Floor Area in
Location                    Square Feet      Principal Use

Albany, KY                    20,000        Manufacturing
Byrdstown, TN (5)             32,000        Manufacturing
Celina, TN                    38,250        Laundering/Pressing
Choloma, Honduras (2)         47,000        Manufacturing
Gainesboro, TN                61,000        Sample Production/Distribution
Liberty, KY                  218,000        Manufacturing/Warehousing
New York City, NY (1)         18,255        Sales Offices/Showroom
Oshkosh, WI                   99,000        Exec. & Operating Offices
Oshkosh, WI                  128,000        Vacant
Uman, Mexico (3)             134,000        Manufacturing
Merida, Mexico (4)            29,000        Manufacturing
White House, TN              284,000        Distribution/Warehousing

All properties are owned by the Company with the exception of:

(1) Lease expiration date--2007, (2) Lease expiration date--2001, (3) Lease expiration date--2006, (4) Lease expiration date--2006, (5) To be closed in March 2001.

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


ITEM 4. 	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5.  	MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS


	Quarterly Common Stock Data

                               2000                          1999
                    Stock price     Dividends    Stock price      Dividends
                  High      Low     per share   High      Low     Per share
Class A
Common Stock
1st            $19-27/32  $15-1/2     $0.05    $20-1/4  $14-15/16   $0.05
2nd             19-1/2     13-15/16    0.05     22-3/4   17-1/8      0.05
3rd             16-5/8     13-11/16    0.05     20-7/8   14-1/4      0.05
4th             20-3/8     14-1/16     0.05     22-3/8   18-7/8      0.05

Class B
Common Stock
1st                 -          -      $0.0425       -        -      $0.0425
2nd                 -          -       0.0425       -        -       0.0425
3rd                 -          -       0.0425       -        -       0.0425
4th                 -          -       0.0425       -        -       0.0425

The Company's Class A common stock trades on the Over-The-Counter market and is quoted on NASDAQ under the symbol GOSHA. The table reflects the "last" price quotation on the NASDAQ National Market System and does not reflect mark-ups, mark-downs, or commissions and may not represent actual transactions. The Company's Class B common stock is not publicly traded.

As of February 28, 2001, there were approximately 4550 Class A common stock beneficial owners and shareholders of record and 123 Class B common stock shareholders of record.

ITEM 6.	SELECTED FINANCIAL DATA

                             Financial Highlights
                (Dollars in thousands, except per share amounts)


                                              Year Ended
                    December 30, January 1, January 2, December 31, December 31,
                        2000        2000       1999        1997         1996
Financial results
 Net sales          $  453,062   $ 429,786  $423,232   $ 395,196    $444,766
 Net income             32,217      32,448    29,335      22,558       1,119
 Return on sales           7.1%        7.5%      6.9%        5.7%        0.3%
Financial condition
 Working capital    $   54,601   $  27,342  $ 76,876   $  82,762    $104,641
 Total assets          158,256     129,699   162,568     174,788     196,033
 Long term debt
  (including current
  portion)              44,000      44,000        --          --          --
 Shareholders'equity    44,473      23,439   103,017     113,157     138,077
Data per common share
 Net income
  Basic             $     2.61   $    2.01  $   1.54   $    1.02    $    .05
  Diluted                 2.58        1.99      1.52        1.02         .05
 Cash dividends
  declared
  Class A                  .20         .20       .17         .14         .14
  Class B                  .17         .17       .145        .12         .12
 Shareholders'equity      3.65        1.86      5.75        5.74        5.86


 ITEM 7.	 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                	OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                             As a Percentage of Net Sales
                                                   for the Year Ended
                                          December 30, January 1, January 2,
                                              2000        2000       1999

Net sales                                     100.0%      100.0%     100.0%
Cost of products sold                          58.0%       58.1%      60.9%
Gross profit                                   42.0%       41.9%      39.1%
Selling, general and administrative expenses   31.6%       31.2%      29.5%
Royalty income, net                            (1.8%)      (1.7%)     (2.0%)
Operating income                               12.2%       12.4%      11.6%
Other income (expense) - net                    (.6%)      (0.1%)      0.1%
Income before income  taxes                    11.6%       12.3%      11.7%
Income taxes                                    4.5%        4.8%       4.8%
Net income                                      7.1%        7.5%       6.9%


2000 COMPARED TO 1999

Net Sales

Net sales in 2000 were $453.1 million, a $23.3 million (5.4%) increase over 1999 net sales of $429.8 million. A summary of the Company's net sales for the years ended December 30, 2000 and January 1, 2000 follows:


                                                 Net Sales
				   		           (in millions)
                                       Domestic
                                 Wholesale   Retail   International  Total
2000                             $  216.0   $ 230.8      $ 6.3      $ 453.1
1999                                212.3     210.4        7.1        429.8
Increase (decrease)              $    3.7   $  20.4      $ (.8)     $  23.3

Percent increase (decrease)           1.7%      9.7%     (11.3%)        5.4%


The Company's 2000 domestic wholesale unit shipments were approximately 9.0% higher than in 1999. This increase in unit shipments resulted from a combination of a higher level of closeout merchandise sold during the year and an earlier start to the Company's shipment of Spring 2001 season fashion merchandise (which increased December 2000 unit shipments). The wholesale sales dollar increase of 1.7% was significantly lower than the 9.0% unit increase as a result of a combination of slightly lower average unit selling prices, higher customer sales allowances, and the higher level of "closeout" unit sales.

During 2000, the Company made the strategic decisions to license its children's outerwear and footwear businesses (beginning with the Fall 2001 season). 2000 wholesale sales of outerwear and footwear, which will not reoccur in 2001, were approximately $10 million.

The Company currently anticipates children's apparel (excluding outerwear) wholesale unit shipments and net sales dollars for 2001 to be up approximately 2-5% as compared to 2000.

The Company's 2000 increased retail sales resulted from a combination of a 1.7% comparable store sales gain and sales volume from newly opened stores. During 2000, the Company opened ten factory outlet stores, closed five factory outlet stores, and closed one showcase store. The Company also continued testing a new store concept by opening three strip mall stores in 2000. At December 30, 2000, the Company operated 137 domestic OshKosh B'Gosh retail stores, including 129 factory outlet stores, three showcase stores and five strip mall stores.

Current Company plans for 2001 call for the addition of approximately six new OshKosh B'Gosh factory outlet stores and the closing of two factory outlet stores. For 2001, the Company currently anticipates low single digit comparable store sales gains.

Gross Profit

The Company's gross profit margin as a percentage of net sales was 42.0% in 2000 compared with 41.9% in 1999. Substantially all of the Company's inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) basis. As a result of a substantial reduction of the Company's inventory levels at January 1, 2000, the 1999 gross profit margin was favorably impacted by an approximate $2.2 million benefit related to the liquidation of certain LIFO layers. No such benefit occured in 2000 and the Company does not currently anticipate further significant liquidation of LIFO layers in the foreseeable future.

Excluding the $2.2 million LIFO benefit, the 1999 gross profit margin as a percent of sales was 41.4%. The 2000 gross profit margin improvement was due primarily to continued implementation and execution of the Company's global sourcing strategy. During 2000, approximately 75% of units sourced were from off-shore venues as compared to 64% in 1999. The Company's current 2001 sourcing plan indicates that approximately 90% of units will be sourced outside of the United States. The Company currently anticipates modest improvement in its gross profit margin as a percent of sales in 2001.

 Selling, General and Administrative Expenses (S,G&A)

The Company's S,G&A expenses for 2000 of $143.0 million were $9.0 million over 1999 S,G&A expenses of $134.0 million. As a percent of net sales, S,G&A expenses were 31.6% in 2000 as compared to 31.2% in 1999. The primary reasons for these increased expenses relate to a combination of continued expansion of the Company's retail operations, higher product distribution expenses associated with the Company's transition to an updated distribution system and related processes, and expansion of the Company's brand enhancing activities.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. The Company's net royalty income was $8.3 million in 2000, a $.9 million increase compared to 1999 net royalty income of $7.4 million. Royalty income from domestic licensees was approximately $2.9 million in 2000 as compared to $2.3 million in 1999. Royalty income from foreign licensees was approximately $5.4 million in 2000 as compared to $5.1 million in 1999.

As a result of the Company's decisions to license its outerwear and footwear businesses for 2001, domestic royalty income is currently anticipated to increase approximately 30-35% in 2001. International royalty income is currently planned to be up moderately.

Operating Income

As a result of the factors described above, the Company's 2000 operating income improved to $55.7 million. This represents a 3.8% increase over 1999 operating income of $53.7 million.

Other Income (Expense) -Net

The Company's 2000 net other income (expense) was a $2.9 million expense compared to $.5 million expense in 1999. Interest expense increased by approximately $3.7 million in 2000 as a result of borrowings to help finance the Company's Dutch Auction tender offer in November, 1999 and subsequent open market stock repurchase transactions along with higher seasonal borrowings for working capital requirements. During 2000, the Company also recognized a gain on the sale of a previously closed manufacturing facility of approximately $1.1 million.

Income Taxes

The Company's 2000 and 1999 effective income tax rates were approximately 39.0%. The Company currently anticipates an effective income tax rate of approximately 38.4% for 2001. This anticipated reduction is due primarily to the implementation of certain planned income taxation strategies.

Net Income

Net income for the year ended December 30, 2000 of $32.2 million represented a $.2 million (.7%) decrease from net income for the year ended January 1, 2000 of $32.4 million. The Company's ongoing stock repurchase programs and Dutch Auction tender offer resulted in a significant reduction in its weighted-average diluted shares outstanding during 2000. This decrease resulted in a 29.6% increase in diluted earnings per share for 2000 of $2.58 as compared to $1.99 in 1999.

1999 COMPARED TO 1998

Net Sales

Net sales in 1999 were $429.8 million, a $6.6 million (1.5%) increase over 1998 net sales of $423.2 million. A summary of the Company's net sales for the years ended January 1, 2000 and January 2, 1999 follows:


     							        Net Sales
	  				                  (in millions)

                                        Domestic
                                  Wholesale   Retail  International   Total
1999                              $  212.3   $ 210.4    $   7.1     $ 429.8
1998                                 226.1     191.4        5.7       423.2
Increase (decrease)               $  (13.8)  $  19.0    $   1.4     $   6.6

Percent increase (decrease)           (6.1%)     9.9%      24.6%        1.5%


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

Substantially all of the Company's inventories are stated at the lower of cost or market using the LIFO basis. As a result of a substantial reduction of the Company's inventory levels at January 1, 2000, the 1999 gross profit margin was favorably impacted by an approximate $2.2 million benefit related to the liquidation of certain LIFO layers. This compares with an approximate $.6 million benefit in 1998.

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

SEASONALITY OF BUSINESS

The Company's business is increasingly seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2001 quarterly sales and income.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At December 30, 2000, the Company's cash, cash equivalents, and investments were $20.4 million, compared to $9.6 million at the end of 1999. This increase is attributable to cash generated from operations offset in part by the Company's stock repurchases. Net working capital at December 30, 2000 was $54.6 million compared to $27.3 million at January 1, 2000, and $76.9 million at January 2, 1999. Accounts receivable at December 30, 2000 were $30.2 million compared to $16.5 million at January 1, 2000. The increase in accounts receivable is attributable to increased wholesale shipments in the fourth quarter of 2000. Inventories at December 30, 2000 were $53.2 million, compared to $48.5 million at the end of 1999. Management believes that December 30, 2000 inventory levels are generally appropriate for anticipated 2001 business activities. The increase in working capital is attributable to increases in cash and cash equivalents, accounts receivable and inventories, and a reduced current portion of long term debt due to the amended maturity schedule.

Cash provided by operations amounted to approximately $28.6 million in 2000, compared to $70.6 million in 1999 and $42.8 million in 1998. The decrease in cash provided by operating activities in 2000 compared to 1999 is primarily attributable to increased accounts receivable and inventory levels. The increase in cash provided by operating activities in 1999 over 1998 is primarily attributable to reduced accounts receivable and inventory levels.

Cash used in investing activities totaled $6.0 million in 2000, compared to $6.2 million in 1999, and $2.2 million in 1998. Capital expenditures were $8.6 million in 2000, compared with $7.1 million in 1999, and $11.4 million in
1998, and are currently budgeted at $9.0 million for 2001.   Capital
expenditures in 2000 and 1999 related primarily to retail store expansions and remodeling. Depreciation and amortization are currently budgeted at $8.0 million for 2001.

Cash used in financing activities totaled $11.8 million in 2000, compared to $69.7 million in 1999, and $40.0 million in 1998. The Company's primary financing activities consisted of stock repurchase transactions, dividends, and borrowings under the Company's credit agreement in 1999.

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program. During 2000 and 1999, the Company repurchased 585,200 and 253,900 shares, respectively, of its Class A common stock under this program for approximately $10.2 million and $4.8 million, respectively.

For all of 1999, the Company repurchased a total of 5,446,642 shares of its Class A common stock and 6,805 shares of its Class B common stock under its current and prior repurchase programs and Dutch Auction tender offer for approximately $110.4 million.

During 1998, the Company repurchased 1,888,500 shares of its Class A common stock for approximately $37.6 million.

Dividends on the Company's Class A and Class B common stock totaled $.20 per share and $.17 per share, respectively, in 2000 and 1999 and $.17 per share and $.145 per share, respectively, in 1998.

The Company's unsecured credit agreement, as amended, with a number of banks provides for a $60 million term loan for the repurchase of shares of its common stock through March 31, 2001 and a $75 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires November 3, 2002.

There were no outstanding borrowings against the revolving credit arrangement at December 30, 2000, with $44 million outstanding on the term loan. The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures, required payments on long term debt, and business development needs.

FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding future unit shipments, future sales, planned store expansions and store closings, future comparable store net sales, future inventory levels and valuation implications, future growth in royalty income, future effective income tax rate, planned capital expenditures and depreciation and amortization expenses, and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements which contain forward-looking information. Except for historical information, matters discussed in such oral and written communications, including this report, are forward-looking statements. Such forward-looking statements are based on current assumptions and expectations that involve risks and uncertainties. Actual results may differ materially.

The Company's future results of operations and financial position can be influenced by such factors as the level of consumer spending for apparel, particularly in the children's wear segment, overall consumer acceptance of the Company's product styling, the financial strength of the retail industry, including, but not limited to, business conditions and the general economy, natural disasters, competitive factors, risk of non-payment of accounts receivable, the unanticipated loss of a major customer, failure of Company suppliers to timely deliver needed raw materials, as well as risk associated with foreign operations. In addition, the inability to ship Company products within agreed timeframes due to unanticipated manufacturing and/or distribution system delays or the failure of Company contractors to deliver products within scheduled timeframes are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Mexico and Central America.
 If financial, political or other related difficulties were to adversely impact the Company's contractors in these regions, it could disrupt the supply of products contracted for by the Company.

The forward-looking statements included herein are only made as of the date of this report. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


ITEM 7A. 	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The credit agreement entered into by the Company in November, 1999, as amended, provides for $60 million to finance repurchases of the Company's common stock and a $75 million revolving credit facility available for general corporate purposes. Borrowings under this agreement bear interest at a variable rate, based on the London Interbank Offered Rates. Accordingly, the Company is affected by interest rate changes on its long-term debt.
Management monitors this risk by carefully analyzing the short-term rates on its long-term debt portfolio and comparable long-term interest rates. The Company does not presently hedge its interest rate risk. With respect to this debt, a 1% change in interest rates would not have a material impact on the Company's interest expense for fiscal 2001.

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

Investment Risk

The Company does not believe it has material exposure to market risk with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading or other purposes. For information regarding the Company's investments, refer to the Cash equivalents and Investments portion of Note 1 to the consolidated financial statements.


ITEM 8.	 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
											     Page

Report of Independent Auditors							14
Consolidated Balance Sheets - December 30, 2000 and January 1, 2000	15
Consolidated Statements of Income - years ended December 30, 2000,
     January 1, 2000, and January 2, 1999 				      16
Consolidated Statements of Changes in Shareholders' Equity - years
     ended December 30, 2000, January 1, 2000, and January 2, 1999 	17
Consolidated Statements of Cash Flows - years ended December 30, 2000,
     January 1, 2000 and January 2, 1999						18
Notes to Consolidated Financial Statements					19


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
OshKosh B'Gosh, Inc. and Subsidiaries

	We have audited the accompanying consolidated balance sheets of OshKosh B'Gosh, Inc. and subsidiaries (the Company) as of December 30, 2000 and
January 1, 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 30, 2000 and January 1, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Milwaukee, Wisconsin
January 26, 2001


                  OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
            (Dollars in thousands, except per share amounts)


                                          December 30, 2000  January 1, 2000
ASSETS
Current assets
  Cash and cash equivalents               $      19,839      $      9,093
  Investments                                       511               511
  Accounts receivable, less allowances
    of $5,510 in 2000 and $3,790 in 1999         30,166            16,514
  Inventories                                    53,185            48,495
  Prepaid expenses and other
    current assets                                1,882               774
  Deferred income taxes                          13,800            14,200
Total current assets                            119,383            89,587
Property, plant and equipment, net               32,285            31,648
Deferred income taxes                             4,950             5,400
Other assets                                      1,638             3,064

Total assets                              $     158,256      $    129,699

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt       $      10,000      $     15,000
  Accounts payable                               14,840            10,269
  Accrued liabilities                            39,942            36,976
Total current liabilities                        64,782            62,245
Long-term debt                                   34,000            29,000
Employee benefit plan liabilities                15,001            15,015
Commitments                                          --                --
Shareholders' equity
  Preferred stock, par value $.01 per
   share:
    Authorized-1,000,000 shares;
    Issued and outstanding-None                      --                --
  Common stock, par value $.01 per share:
    Class A, authorized-30,000,000
     shares;
    Issued and outstanding- 9,943,762
     shares in 2000, 10,361,189
     shares in 1999                                  99               104
    Class B, authorized-3,750,000 shares;
     Issued and outstanding- 2,228,707
      shares in 2000, 2,240,605
      shares in 1999                                 22                23
  Retained earnings                              45,054            23,312
  Unearned compensation under restricted
   stock plan                                      (702)               --
Total shareholders' equity                       44,473            23,439

Total liabilities and shareholders'
 equity                                   $     158,256     $     129,699

See notes to consolidated financial statements.


                  OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
             (Dollars in thousands, except per share amounts)

              					       For the Year Ended
                                         December 30, January 1, January 2,
                                              2000        2000       1999
Net sales                                $  453,062   $  429,786 $  423,232
Cost of products sold                       262,638      249,592    257,700

Gross profit                                190,424      180,194    165,532

Selling, general and administrative
  expenses                                  143,012      133,977    124,798
Royalty income, net                          (8,257)      (7,435)    (8,186)

Operating income                             55,669       53,652     48,920

Other income (expense):
  Interest expense                           (5,148)      (1,469)      (399)
  Interest income                               946        1,092        871
  Miscellaneous                               1,326          (88)       (67)

Other income (expense) - net                 (2,876)        (465)       405

Income before income taxes                   52,793       53,187     49,325

Income taxes                                 20,576       20,739     19,990

Net income                               $   32,217   $   32,448 $   29,335

Net income per common share
  Basic                                  $     2.61   $     2.01 $     1.54
  Diluted                                      2.58         1.99       1.52

See notes to consolidated financial statements.


                   OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
        Consolidated Statements of Changes in Shareholders' Equity
        (Dollars and shares in thousands, except per share amounts)

                                                                          Unearned
                              Common Stock       Additional             Compensation
                        Class A        Class B    Paid-In   Retained  Under Restricted
                     Shares Amount Shares Amount  Capital   Earnings     Stock Plan
Balance -
December 31, 1997    17,346  $173  2,364   $24     $  --    $112,960       $   --

  Net income             --    --     --    --        --      29,335           --
  Dividends
   -Class A ($.17
    per share)           --    --     --    --        --      (2,850)          --
   -Class B ($.145
    per share)           --    --     --    --        --        (337)          --
  Conversions of
   common shares        104     1   (104)   (1)       --          --           --
  Stock options
   exercised            110     1     --     --      779          --           --
  Income tax benefit
   from stock
   options exercised     (2)   --     --     --      550          --           --
  Repurchase and
   retirement of common
   shares, net       (1,889)  (18)    --     --   (1,329)    (36,271)          --

Balance -
 January 2, 1999     15,669   157  2,260     23       --     102,837           --

 Net income             --    --      --     --       --      32,448           --
 Dividends
  -Class A ($.20
   per share)           --    --      --     --       --      (2,730)          --
  -Class B ($.17
   per share)           --    --      --     --       --        (383)          --
  Conversions of
   common shares        13    --     (13)    --       --          --           --
  Stock options
   exercised           126     1      --     --      812          --           --
  Income tax benefit
   from stock
   options exercised    --    --      --     --      650          --           --
  Repurchase and
   retirement of
   common shares,
   net              (5,447)  (54)     (6)    --   (1,462)   (108,860)          --

Balance -
 January 1, 2000    10,361   104   2,241     23       --      23,312           --
  Net income            --    --      --     --       --      32,217           --
  Dividends
   -Class A ($.20
    per share)          --    --      --     --       --      (2,016)          --
    - Class B ($.17
    per share)          --    --      --     --       --        (381)          --
  Conversions of
   common shares        12     1     (12)    (1)      --          --           --
  Stock options
   exercised           101    --      --     --      767          --           --
  Income tax benefit
   from stock
   options exercised    --    --      --     --      432          --           --
  Award of restricted
   stock                55    --      --     --      935          --         (935)
  Compensation earned
   under restricted
   stock plan           --    --      --     --       --          --          233
  Repurchase and
   retirement of
   common shares, net (585)   (6)     --     --   (2,134)     (8,078)          --

Balance -
 December 30, 2000   9,944 $  99   2,229    $22 $     --    $ 45,054      $  (702)

See notes to consolidated financial statements.

                  OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                        (Dollars in thousands)

   						               For the Year Ended
                                          December 30, January 1, January 2,
                                              2000        2000       1999
Cash flows from operating activities
  Net income                              $  32,217    $ 32,448   $  29,335
  Adjustments to reconcile net income
   to net
   Cash provided by operating activities:
     Depreciation                             7,154       7,093       8,776
     Amortization                               834         965         630
     (Gain) loss on disposal of assets       (1,195)         96         160
     Deferred income taxes                      850       2,000        (300)
     Compensation earned under restricted
      stock plan                                233          --          --
     Income tax benefit from stock option
      exercises                                 432         650         550
     Benefit plan expense, net of
      contributions                             (14)      2,550        (880)
     Changes in operating assets and
      liabilities:
        Accounts receivable                 (13,652)      7,494        (730)
        Inventories                          (4,690)     17,089       2,642
        Prepaid expenses and other
         current assets                      (1,108)         88         403
        Accounts payable                      4,571       2,631      (2,635)
        Accrued liabilities                   2,966      (2,472)      4,840
Net cash provided by operating activities    28,598      70,632      42,791

Cash flows from investing activities
  Additions to property, plant and
   equipment                                 (8,550)     (7,148)    (11,420)
  Proceeds from disposal of assets            1,954         691       3,054
  Sale of investments, net                       --       1,989       6,200
  Changes in other assets                       592      (1,703)        (71)
Net cash used in investing activities        (6,004)     (6,171)     (2,237)

Cash flows from financing activities
  Principal from long-term borrowings            --      44,000          --
  Dividends paid                             (2,397)     (3,113)     (3,187)
  Net proceeds from issuance of
   common shares                                767         813         780
  Repurchase of common shares               (10,218)   (110,376)    (37,618)
  Other                                          --      (1,000)         --
Net cash used in financing activities       (11,848)    (69,676)    (40,025)

Net increase (decrease) in cash and
 cash equivalents                            10,746      (5,215)        529
Cash and cash equivalents at beginning
 of year                                      9,093      14,308      13,779
Cash and cash equivalents at end of year $   19,839  $    9,093   $  14,308
Supplementary disclosures
  Cash paid for interest                 $    4,105  $      512   $     224
  Cash paid for income taxes             $   16,630  $   19,182   $  20,112

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

Inventories

Inventories are stated at the lower of cost or market. Inventories stated on the last-in, first-out (LIFO) basis represent 99.6% of total 2000 and 99.5% of total 1999 inventories. Remaining inventories are valued using the first-in, first-out (FIFO) method.

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


Revenue recognition

Revenue within wholesale operations is recognized at the time merchandise is shipped and title is transferred to customers. Retail store revenues are recognized at the time of sale.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising

Advertising costs are expensed as incurred and totaled $16,318, $13,803, and $12,377 in 2000, 1999, and 1998, respectively.

Earnings per share

The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is computed as follows (in thousands):


								 2000     1999     1998
Denominator for basic earnings per share-
  weighted average shares                     	12,321   16,112   19,072
Employee stock options (treasury stock method)     157      208      289
Denominator for diluted earnings per share      12,478   16,320   19,361


The Company had 639,450 and 361,000 employee stock options that are antidilutive in 2000 and 1999, respectively, and, accordingly, are not included in the diluted earnings per share calculations. No options were antidilutive in 1998.

Fiscal year

The Company's fiscal year is a 52/53 week year ending on the Saturday closest to December 31. Fiscal 2000 ended on December 30, 2000 and fiscal 1999 ended on January 1, 2000, both of which were 52 week years. Fiscal 1998 included 52 weeks plus three days due to the transition from a calendar year in 1997 and ended on January 2, 1999. All references to years in this report refer to the fiscal years described above.

Comprehensive income

Comprehensive income equaled net income in 2000, 1999 and 1998.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.


NOTE 2.	 INVENTORIES

A summary of inventories follows:

						December 30,      January 1,
                                        2000             2000

Finished goods				$   37,398		$  37,262
Work in process				    12,595		    9,352
Raw materials                            3,192            1,881
Total                               $   53,185        $  48,495


The replacement cost of inventory exceeds the above LIFO costs by $11,983 and $11,381 at December 30, 2000 and January 1, 2000, respectively.

Partial liquidation of certain LIFO layers in 1999 and 1998 increased net income by approximately $1,338 and $391, respectively.


NOTE 3.		PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

							December 30, 	January 1,
							    2000	  	   2000

Land and improvements                     $    2,869        $  3,191
Buildings                                     13,994          13,972
Leasehold improvements                        18,120          15,613
Machinery and equipment                       33,233          34,342
Construction in progress                          79              --
Total                                         68,295          67,118
Less: accumulated depreciation and
 amortization                                 36,010          35,470
Property, plant and equipment, net        $   32,285        $ 31,648


NOTE 4.	CREDIT AGREEMENTS

The Company's unsecured credit agreement, as amended, with a number of banks provides a $60,000 term loan for the repurchase of shares of its common stock through March 31, 2001, and a $75,000 revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires November 3, 2002.

Under the terms of the agreement, interest rates are determined at the time of borrowing and are based on London Interbank Offered Rates plus additional basis points based on the Company's financial ratios (effectively 8.0% at December 30, 2000). Commitment fees of .225% are required on the unused revolving credit facility and term loan. The Company is required to maintain certain financial ratios in connection with this agreement.

There were no outstanding borrowings against the revolving credit arrangement at December 30, 2000 or January 1, 2000. $44,000 was outstanding on the term loan at December 30, 2000 and January 1, 2000 and is due in $10,000 annual repayments with a final maturity in 2004. Letters of credit of approximately $23,700 were outstanding at December 30, 2000, with $51,300 of the unused revolving credit facility available for borrowing.

Annual maturities of principal on long-term debt are as follows:

      Fiscal Year

	   2001	 $10,000
	   2002       10,000
	   2003       10,000
         2004       14,000
         Total     $44,000


NOTE 5.	ACCRUED LIABILITIES

A summary of accrued liabilities follows:

                                         December 30,    January 1,
							   2000           2000

Compensation                             $   6,190       $  5,780
Workers' compensation                        9,000          9,550
Income taxes                                 8,375          5,468
Other                                       16,377         16,178
Total                                    $  39,942       $ 36,976


NOTE 6.	LEASES

The Company leases certain property and equipment including retail sales facilities, manufacturing facilities, and regional sales offices under operating leases. Certain leases provide the Company with renewal options. Leases for retail sales facilities provide for minimum rentals plus contingent rentals based on sales volume.

Minimum future rental payments under noncancellable operating leases are as follows:

 Fiscal Year

   2001                          $ 13,732
   2002                            11,768
   2003                            10,224
   2004                             7,438
   2005                             3,757
   Thereafter                       2,687
  Total minimum lease payments   $ 49,606

Total rent expense charged to operations for all operating leases is as follows:

                                2000        1999        1998

Minimum rentals               $17,778     $15,754     $16,352
Contingent rentals              1,187       1,191         961
Total rent expense            $18,965     $16,945     $17,313


NOTE 7.	INCOME TAXES

Income tax expense (benefit) is comprised of the following:


                               2000        1999        1998
Current:
  Federal                    $16,664     $15,322     $16,666
  State and local              3,062       3,417       3,624
Deferred                         850       2,000        (300)
Total                        $20,576     $20,739     $19,990


Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax basis of Company assets and liabilities and include the following components:

                                                  December 30,   January 1,
                                                      2000          2000
                                                   [Assets (Liabilities)]

Current deferred taxes
  Accounts receivable allowances                  $   1,921      $   1,274
  Inventory valuation                                 4,012          3,841
  Accrued liabilities                                 6,309          7,322
  Valuation reserves and other                        1,558          1,763
Total net current deferred tax assets             $  13,800      $  14,200
Non-current deferred taxes
  Depreciation                                    $    (805)     $    (195)
  Deferred employee benefits                          5,883          5,758
  Trademark                                             499            478
  Other                                                (627)          (641)
Total net non-current deferred tax assets         $   4,950      $   5,400


Substantially all income is subject to United States taxation. A reconciliation of the federal statutory income tax rate to the effective tax rates reflected in the consolidated statements of income follows:

                                              2000     1999     1998

Federal statutory tax rate                    35.0%    35.0%    35.0%
Differences resulting from:
  State and local income taxes,
   net of federal income tax benefit           4.3      4.5      4.6
  Other                                        (.3)     (.5)      .9
Total                                         39.0%    39.0%    40.5%


NOTE 8. 	RETIREMENT PLANS

The Company has defined contribution and defined benefit pension plans covering substantially all employees. Charges to operations by the Company for these plans totaled $2,193, $3,454 and $3,017 for 2000, 1999, and 1998, respectively.

Defined benefit plans

The Company sponsors several defined benefit pension plans covering certain hourly and salaried employees. The Company also sponsors an unfunded defined benefit postretirement life and health insurance plan that covers qualifying salaried employees.

The actuarial computations utilized the following assumptions as applicable for the most significant plans:

                                                 2000     1999     1998
Discount rate                                     7.5%     7.5%     6.5%
Expected long-term rate of return on assets       9.0%     9.0%     9.0%
Rates of increase in compensation levels        0-4.5%   0-4.5%   0-4.5%


Net periodic pension cost was comprised of:
                                                  2000     1999     1998
Service cost                                    $ 1,937  $ 2,276  $ 2,052
Interest cost                                     2,358    2,248    2,006
Expected return on plan assets                   (3,555)  (2,841)  (2,531)
Amortization of prior service cost                  585      468      347
Amortization of transition obligation              (146)    (156)    (156)
Recognized actuarial gain                          (897)    (313)    (401)
Net periodic pension cost                       $   282  $ 1,682  $ 1,317


A reconciliation of changes in pension benefit obligation and plan assets follows:

                                                  2000     1999
Change in benefit obligation
   Benefit obligation at beginning of year      $32,274  $34,501
   Service cost                                   1,937    2,276
   Interest cost                                  2,358    2,248
   Amendments                                        37      270
   Actuarial (gain) loss                              9   (5,850)
   Benefits paid                                 (1,279)  (1,171)
 Benefit obligation at end of year               35,336   32,274

Change in plan assets
   Fair value of plan assets at beginning
    of year                                      34,820   28,865
   Actual return on plan assets                   9,755    4,592
   Company contributions                            899    2,534
   Benefits paid                                 (1,279)  (1,171)
 Fair value of plan assets at end of year        44,195   34,820

Funded status
   Funded status of plan                          8,859    2,546
   Unrecognized net actuarial gain              (18,239) (12,944)
   Unrecognized prior service cost                1,768    2,316
   Unrecognized transition obligation              (469)    (615)
 Accrued benefit cost                          $ (8,081)$ (8,697)


Amounts recognized in the Consolidated Balance Sheets:

                                                  2000     1999

Accrued benefit liability                      $(9,288) $ (9,217)
Prepaid benefit cost                             1,207       520
                                               $(8,081) $ (8,697)


Amounts applicable to the Company's pension plans with projected benefit obligations (PBO) or accumulated benefit obligation (ABO) in excess of plan assets are as follows:

                                       PBO and ABO       PBO and ABO
                                         > Assets          > Assets
                                       December 30,       January 1,
                                           2000              2000

Projected benefit obligations          $   4,274         $   5,293
Accumulated benefit obligations            3,399             4,524
Fair value of plan assets                  1,939             2,523


Defined contribution plans

The Company maintains a defined contribution retirement plan covering certain salaried employees. Annual contributions are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for contributions under this plan totaled $1,168, $1,125 and $1,179, for 2000, 1999 and 1998, respectively.

The Company maintains a retirement plan covering certain salaried and hourly employees pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to approximately $506, $427 and $413, for 2000, 1999 and 1998, respectively.

The Company also has a supplemental retirement program for designated employees. Annual provisions to this unfunded plan are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for additions to this plan totaled $237, $220 and $108 for 2000, 1999 and 1998, respectively.

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

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program. During 2000 and 1999, the Company repurchased 585,200 and 253,900 shares, respectively of its Class A common stock under this program for approximately $10,218 and $4,800, respectively. Accordingly, at December 30, 2000 the Company is authorized to repurchase 1,660,900 additional shares.

For all of 1999, the Company repurchased a total of 5,446,642 shares of its Class A common stock and 6,805 shares of its Class B common stock under its current and prior repurchase programs and Dutch
Auction tender offer for approximately $110,400.

During 1998, the Company repurchased 1,888,500 shares of its Class A common stock for approximately $37,600.

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

The Company's 1994 Incentive Stock Option Plan has authorized the grant of options to management personnel and directors for up to 2,940,000 of the Company's Class A common stock. As of December 30, 2000, 914,300 shares are available for grant. Options granted generally have 10 year terms and vest ratably over a four year period following date of grant.

The following pro forma information regarding net income and net income per share required by SFAS No. 123, "Accounting for Stock Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.47%, 5.10% and 5.57%; annual dividends of $.20; volatility factors of the expected market price of the Company's common stock of .533, .575 and .472; and a weighted-average expected life of the option of approximately 8 years. Changes in these subjective assumptions can significantly affect the fair value calculations.

The estimated fair value of the options is amortized to expense over the options' vesting period:

                                              2000        1999       1998

Net income as reported                     $ 32,217    $ 32,448   $ 29,335
Pro forma net income                         31,204      31,947     28,560
Net income per common share as reported
  Basic                                        2.61        2.01       1.54
  Diluted                                      2.58        1.99       1.52
Pro forma net income per common share
  Basic                                        2.53        1.98       1.50
  Diluted                                      2.52        1.97       1.48


A summary of the Company's stock option activity and related information follows:

                  2000                   1999                    1998
                     Weighted-              Weighted-               Weighted-
          Options     average    Options     average    Options      average
           (000)  exercise price  (000)  exercise price  (000)  exercise price
Outstanding-
 beginning
 of year   1,193      $  14      1,082       $  11        864       $   8
Granted      349         16        342          19        347          19
Exercised   (101)         8       (207)          8       (110)          8
Forfeited   (101)        17        (24)         14        (19)         13
Outstanding-
 end of
 year      1,340      $  15      1,193       $  14      1,082       $  11
Exerciseable
 at end
 of year     667      $  13        448       $  11        370       $   8
Weighted-
 average
 fair value
 of options
 granted
during year           $6.39                  $7.70                  $7.25


      	               Options outstanding                   Options exerciseable
                                Weighted-
                                 average        Weighted-                    Weighted-
    Range of        Number      remaining        Average        Number        average
exercise prices  outstanding  contract life  excercise price  Outstanding  exercise price
$ 7 to $ 9           422           5.5            $ 8             361           $ 8
$15 to $17           309           9.2            $16              30           $17
$18 to $21           609           7.7            $19             275           $19
                   1,340                                          667


Restricted Stock

On February 15, 2000, the Company issued 55,000 shares of restricted stock to certain key employees. The restrictions lapse over four years based on attainment of certain financial performance targets and continued employment. Under APB No. 25, compensation expense is reflected over the period in which services are performed, and when the financial performance targets have been met.


NOTE 10.	BUSINESS AND CREDIT CONCENTRATIONS

Operations of the Company occur primarily within the United States and its customers are not concentrated in any geographic region. The Company provides credit, in the normal course of business, to department and specialty stores. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

In 2000, 1999 and 1998, sales to a wholesale customer, as a percentage of net sales, amounted to approximately 13%, 12% and 12%, respectively.


NOTE 11.	LITIGATION

The Company is subject to various legal actions and proceedings in the normal course of business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe the final outcome will have a significant effect on the consolidated financial statements.


NOTE 12.	SEGMENT REPORTING

The Company designs, sources, and markets apparel products using primarily the OshKosh B'Gosh brand. The apparel products are primarily marketed in two distinct distribution channels: domestic wholesale and through Company owned retail stores. The Company designs and sources product to meet the needs of these distribution channels through a single procurement business unit.

In conjunction with a realignment of the Company's management reporting system at the beginning of 2000, certain operations have been segregated into segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company manages its business operations by periodic analysis of business unit operating results. For this purpose, domestic wholesale, retail, and procurement are separately identified for management reporting and are considered segments as defined by SFAS No. 131.

Management evaluates the operating performance of each of its business units based on income from operations as well as return on net assets. For this purpose, product is transferred from procurement to the domestic wholesale and retail business units at cost. However, procurement receives a markup on product sold by the Company's wholesale and retail business units. Accounting policies used for segment reporting are consistent with the Company's overall accounting policies, except that inventories are valued on a FIFO basis. In addition, interest income, interest expense, certain corporate office expenses, and the effects of the LIFO inventory valuation method are not allocated to individual business units, and are included in the All Other/Corporate column below.

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories, and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows:

										All
                        Domestic                           Other/
                        Wholesale   Retail   Procurement Corporate   Total

December 30, 2000
Net sales               $215,982   $230,774    $    --    $ 6,306   $453,062
Income before income
  taxes                   22,794     25,505        824      3,670     52,793
Assets                    62,140     36,216     25,160     34,740    158,256
Depreciation expense       1,612      3,319      1,357        866      7,154

January 1, 2000
Net sales               $212,371   $210,350    $    --    $ 7,065   $429,786
Income before income
  taxes                   21,896     18,278     10,556      2,457     53,187
Assets                    52,580     31,922     19,796     25,401    129,699
Depreciation expense       1,570      3,107      1,222      1,194      7,093

January 2, 1999
Net sales               $226,157   $191,420    $    --    $ 5,655   $423,232
Income before income
  taxes                   19,606     10,691     16,318      2,710     49,325
Assets                    80,111     30,705     20,748     31,004    162,568
Depreciation expense         921      4,018      1,763      2,074      8,776


NOTE 13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                             2000 Quarter Ended
                             April 1,  July 1,  September 30,  December 30,
                               2000      2000        2000          2000

Net sales                   $ 95,051  $ 87,500     $142,339      $128,172
Gross profit                  40,587    37,437       60,979        51,421
Net income                     4,691     2,341       16,302         8,883
Net income per common share:
   Basic                         .37       .19         1.34           .73
   Diluted                       .37       .19         1.33           .72


                                             1999 Quarter Ended
                             April 3,  July 3,    October 2,    January 1,
                               1999     1999         1999          1999

Net sales                   $101,933  $ 82,516     $140,831      $104,506
Gross profit                  40,142    34,376       57,939        47,737
Net income                     6,508     2,787       14,694         8,459
Net income per common share:
   Basic                         .37       .17          .90           .61
   Diluted                       .36       .17          .89           .60


ITEM 9.  	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	     	None


PART III

ITEM 10. 	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 4, 2001.


ITEM 11.  	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 4, 2001.


ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 4, 2001.


ITEM 13.  	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 4, 2001.


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

 	   3.1 Certificate of Incorporation of OshKosh B'Gosh, Inc., as restated, May 7, 1993, previously filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated October 25, 1995,
Commission File Number 0-13365,is incorporated herein by reference.

	  3.2	By-laws of OshKosh B'Gosh, Inc., as amended, previously filed as exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number
0-13365, is incorporated herein by reference.

	*10.1	OshKosh B'Gosh, Inc. Profit Sharing Plan, as amended,
previously filed as exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, Commission File Number 0-13365, is incorporated herein by reference.

      *10.2	OshKosh B'Gosh, Inc. Pension Plan, as amended, previously
filed as exhibit 10.2 to the Company's Annual Report on Form
10-K for the fiscal year ended January 1, 2000, Commission File
Number 0-13365, is incorporated herein by reference.

	*10.3	OshKosh B'Gosh, Inc. Executive Non-Qualified Profit Sharing
Plan, as amended, previously filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
January 1, 2000, Commission File Number 0-13365, is incorporated herein by reference.

	*10.4	OshKosh B'Gosh, Inc. Excess Benefit Plan, as amended,
previously filed as exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, Commission File Number 0-13365, is incorporated herein by reference.

	*10.5	OshKosh B'Gosh, Inc. Executive Deferred Compensation Plan, as
amended, previously filed as exhibit 10.5 to the Company's
Annual Report on Form 10-K for the fiscal year ended January 1, 2000, Commission File Number 0-13365, is incorporated herein by reference.

	*10.6	OshKosh B'Gosh, Inc. Officers Medical and Dental Reimbursement
Plan, as amended.

   	*10.7	OshKosh B'Gosh, Inc. 1994 Incentive Stock Plan, as amended.

	10.8	OshKosh B'Gosh, Inc. 1995 Outside Director's Stock Option Plan,
as amended, previously filed as exhibit 10.14 to the Company's
Annual Report on Form 10-K for the fiscal year ended December
31, 1997, Commission File Number 0-13365, is incorporated herein by reference.

	*10.9	OshKosh B'Gosh, Inc. Flexible Nonstandardized 401(k) Adoption
Agreement and Smith Barney Prototype Defined Contribution Plan
Document #05, as amended.

   	10.10	Credit agreement between OshKosh B'Gosh, Inc. and Firstar Bank
Milwaukee, N.A. and participating banks, dated as of November
3, 1999, as amended.

      21.	The following is a list of subsidiaries of the Company as of
December 30, 2000. The consolidated financial statements reflect the operations of all subsidiaries as they existed on December 30, 2000.



                                                          State or Other
                                                         Jurisdiction of
                                                        Incorporation or
Name of Subsidiary                                        Organization


OBG Sales, Inc. (f/k/a Grove Industries, Inc.)              Delaware
Manufacturera International Apparel, S.A.                   Honduras
OshKosh B'Gosh International Sales, Inc.                    Virgin Islands
OshKosh B'Gosh Asia/Pacific Ltd. (Inactive)                 Hong Kong
OshKosh B'Gosh Deutschland GmbH (Inactive)                  Germany
OshKosh B'Gosh Investments, Inc.                            Nevada
Oshkosh B'Gosh Retail, Inc.                                 Delaware
OBG Distribution Company, LLC                               Wisconsin
OBG Manufacturing Company                                   Kentucky
OshKosh B'Gosh Operations, LLC                              Wisconsin
Millennia Manufacturing SRL de CV                           Mexico


23.	Consent of Ernst & Young LLP, Independent Auditors

	*Represents a plan that covers compensation, benefits and/or related arrangements for executive management.



                             SIGNATURES

Date:  March 28, 2001

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


Date:  March 28, 200


             OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                         Schedule II


Valuation and Qualifying Accounts
(Dollars in Thousands)


                                            2000        1999        1998
Accounts receivable - allowances:
 Balance at beginning of period          $  3,790    $  4,240    $  4,225
 Charged to costs and expenses             22,314      17,437      15,997
 Deductions - bad debts and other
   allowances written off,
   net of recoveries                      (20,594)    (17,887)    (15,982)

 Balance at end of period                $  5,510    $  3,790    $  4,240


                                            2000        1999        1998
Restructuring costs:
  Balance at beginning of period         $  2,976    $  4,032    $  7,938
  Actual restructuring costs incurred         (28)     (1,056)     (3,906)
  Recorded to net income                     (948)         --          --

Balance at end of period                 $  2,000    $  2,976    $  4,032


EXHIBIT 23

Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 333-01051 and No. 333-01053) of OshKosh B'Gosh, Inc. of our report dated January 26, 2001, with respect to the consolidated financial statements and schedule of OshKosh B'Gosh, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended December 30, 2000.

ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 26, 2001