Form 10-Q
period 2001-03-31
OSHKOSH B GOSH INC
filed 2001-04-25
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

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


As of April 16, 2001, there were outstanding 9,999,693 shares of Class A Common Stock and 2,225,201 shares of Class B Common
Stock.

                            FORM 10-Q
              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                              INDEX

                                                            Page

Part I.   Financial Information                               3

Item 1.   Financial Statements                                3

          Condensed Consolidated Balance Sheets-
          March 31, 2001 and December 30, 2000                3

          Unaudited Condensed Consolidated Statements
          of Income-Three Month Periods Ended
          March 31, 2001 and April 1, 2000                    4

          Unaudited Condensed Consolidated Statements
          of Cash Flows-Three Month Periods Ended
          March 31, 2001 and April 1, 2000                    5

          Notes to Condensed Consolidated Financial
          Statements                                          6

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition               8

Item 3.   Qualitative and Quantitative Disclosures About
          Market Risk                                        12

Part II.  Other Information                                  13

Item 6.   Exhibits and Reports on Form 8-K                   13

Signatures


Part I - Financial Information
Item 1.  Financial Statements

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
                         (In thousands)

                                         March 31,  December 30,
                                            2001        2000*
                                        (unaudited)
Assets
Current assets
  Cash and cash equivalents             $  7,614     $  19,839
  Investments                                 --           511
  Accounts receivable                     29,865        30,166
  Inventories                             54,645        53,185
  Prepaid expenses and other current
   assets                                  1,964         1,882
  Deferred income taxes                   11,900        13,800
Total current assets                     105,988       119,383

Property, plant and equipment             69,271        68,295
  Less accumulated depreciation and
   amortization                           37,750        36,010
Net property, plant and equipment         31,521        32,285

Non-current deferred income taxes          4,900         4,950
Other assets                               2,378         1,638

Total assets                            $144,787     $ 158,256

Liabilities and shareholders' equity
Current liabilities
  Current portion of long-term debt     $    333     $  10,000
  Accounts payable                         8,105        14,840
  Accrued liabilities                     36,133        39,942
Total current liabilities                 44,571        64,782

Long-term debt                            36,667        34,000
Employee benefit plan liabilities         14,665        15,001

Shareholders' equity
  Preferred stock                             --            --
  Common stock:
    Class A                                  100            99
    Class B                                   22            22
  Additional paid-in capital                 461            --
  Retained earnings                       48,936        45,054
  Unearned compensation under
   restricted stock plan                    (635)         (702)
Total shareholders' equity                48,884        44,473

Total liabilities and shareholders'
equity                                  $144,787     $ 158,256

*Condensed from audited financial statements.
See notes to condensed consolidated financial statements.


              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Income
            (In thousands, except per share amounts)
                           (Unaudited)

                                   Three Month Period Ended
                                    March 31,     April 1,
                                       2001         2000

Net sales                          $   99,445   $  95,051

Cost of products sold                  58,452      54,464

Gross profit                           40,993      40,587

Selling, general and
 administrative expenses               35,710      33,997
Royalty income, net                    (2,464)     (2,077)

Operating income                        7,747       8,667

Other income (expense):
  Interest expense                       (731)     (1,187)
  Interest income                         216         161
  Miscellaneous                            31          49

Other income (expense) -- net            (484)       (977)

Income before income taxes              7,263       7,690

Income taxes                            2,789       2,999

Net income                         $    4,474   $   4,691

Net income per common share
  Basic                            $     0.37   $    0.37
  Diluted                          $     0.36   $    0.37

Weighted average common shares
 outstanding
  Basic                                12,183      12,612
  Diluted (including share
   equivalents)                        12,396      12,784

Cash dividends per common share
  Class A                          $   0.0500   $  0.0500
  Class B                          $   0.0425   $  0.0425

See notes to condensed consolidated financial statements.


              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)
                                         Three Month Period Ended
                                           March 31,    April 1,
                                             2001         2000

Cash flows from operating activities
  Net income                              $   4,474    $  4,691
  Depreciation and amortization               1,959       1,969
  Deferred income taxes                       1,950         200
  Income tax benefit from stock option
   exercises                                    257          --
  Items in net income not affecting cash
   and cash equivalents                        (277)        326
  Changes in current assets                  (1,241)     (4,155)
  Changes in current liabilities            (10,544)     (1,626)

Net cash provided by (used in) operating
 activities                                  (3,422)      1,405

Cash flows from investing activities
  Additions to property, plant and
   equipment                                 (1,084)     (1,095)
  Proceeds from disposal of assets               26           4
  Sale of short-term investments                511          --
  Changes in other assets                      (869)         12

Net cash used in investing activities        (1,416)     (1,079)

Cash flows from financing activities
  Payment on long-term debt                  (7,000)         --
  Dividends paid                               (591)       (613)
  Net proceeds from issuance of common
   shares                                       718          65
  Repurchase of common shares                  (514)     (4,395)

Net cash used in financing activities        (7,387)     (4,943)

Net decrease in cash and cash
 equivalents                                (12,225)     (4,617)

Cash and cash equivalents at beginning
 of period                                   19,839       9,093

Cash and cash equivalents at end of
 period                                   $   7,614    $  4,476

See notes to condensed consolidated financial statements.


              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                         (In thousands)
                           (Unaudited)


Note 1.  Basis of Preparation

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the three month periods ended March 31, 2001 and April 1, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2.  Inventories

A summary of inventories follows:

                                 March 31,    December 30,
                                   2001           2000

     Finished goods              $43,230        $37,398
     Work in process               9,217         12,595
     Raw materials                 2,198          3,192

     Total                       $54,645        $53,185


The replacement cost of inventory exceeds the above LIFO costs by $11,983 at March 31, 2001 and December 30, 2000.

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

Certain operations are classified as segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company manages its business operations by periodic analysis of business unit operating results. For this purpose, domestic wholesale, retail, and procurement are separately identified for management reporting and are considered segments as defined by SFAS No. 131.

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


                                                           All
                      Domestic                            Other/
                      Wholesale   Retail   Procurement  Corporate   Total

For the three months
ended March 31, 2001

Net sales             $ 54,765   $ 42,854   $     --    $  1,826   $ 99,445
Income before
 income taxes            5,342        785        (74)      1,210      7,263
Assets                  63,481     40,760     19,985      20,561    144,787
Depreciation expense       427        901        290         212      1,830


For the three months
ended April 1, 2000

Net sales             $ 48,254   $ 44,340   $     --    $  2,457   $ 95,051
Income before
 income taxes            5,368      1,482        116         724      7,690
Assets                  48,725     38,424     19,162      21,778    128,089
Depreciation expense       395        723        377         245      1,740


For the year ended
December 30, 2000

Net sales             $215,982   $230,774   $     --    $  6,306   $453,062
Income before
 income taxes         $ 22,794   $ 25,505   $    824       3,670   $ 52,793
Assets                  62,140     36,216     25,160      34,740    158,256
Depreciation expense     1,612      3,319      1,357         866      7,154


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                     As a Percentage of
                                     Net Sales for the
                                     Three Months Ended
                                    March 31,   April 1,
                                      2001        2000

     Net sales                      100.0%       100.0%
     Cost of products sold           58.8%        57.3%
     Gross profit                    41.2%        42.7%
     Selling, general and
     administrative expenses         35.9%        35.8%
     Royalty income, net             (2.5%)       (2.2%)
     Operating income                 7.8%         9.1%
     Other income (expense), net     (0.5%)       (1.0%)
     Income before income taxes       7.3%         8.1%
     Income taxes                     2.8%         3.2%
     Net income                       4.5%         4.9%


Net Sales

Consolidated net sales for the first quarter ended March 31, 2001 were $99.4 million, a $4.3 million increase (4.5%) over 2000 first quarter net sales of $95.1 million. The Company's net sales for the first quarter of 2001 and 2000 are summarized as follows:

                                         Net Sales
                                       (in millions)
                                Domestic
                           Wholesale  Retail    Other    Total
Three months ended:
  March 31, 2001            $ 54.7    $ 42.9    $  1.8    $ 99.4
  April 1, 2000               48.3      44.3       2.5      95.1
  Increase (decrease)       $  6.4    $ (1.4)   $  (.7)   $  4.3

Percent increase (decrease)   13.3%     (3.2%)   (28.0%)     4.5%

The Company's first quarter 2001 domestic wholesale unit shipments increased approximately 22.1% compared to 2000. The increase in unit shipments resulted from a combination of higher booked orders, an increase in the number of "close-out" units sold and the timing of shipment of certain spring fashion items. (During 2000, shipment of certain spring fashion items was delayed into April. During 2001, no such delay occurred.) The wholesale sales dollar increase of 13.3% was lower than the 22.1% unit increase as a result of a combination of slightly lower average unit selling prices, higher customer sales allowances, and the higher level of "close-out" unit sales. The Company currently anticipates a 2% to 5% increase in its wholesale net sales dollars during the second quarter of 2001 as compared to the second quarter of 2000.

The Company's first quarter 2001 retail sales decrease resulted from a 9.2% comparable store sales decrease offset in part by sales volume from stores opened subsequent to April 1, 2000 (the Company operated seven more stores during the first quarter of 2001 as compared to 2000). Lower customer store traffic, particularly during the second half of the first quarter, adversely impacted comparable stores sales. Company management believes that both adverse weather conditions and a generally negative economic environment impacted customer store traffic. For the remainder of 2001, the Company currently anticipates low single-digit comparable store sales gains.

At March 31, 2001 the Company operated 136 domestic OshKosh retail stores, including 128 outlet stores, three showcase stores, and five strip mall stores. During the first quarter of
2001, the Company closed one retail outlet store.   At April 1,
2000 the Company operated a total of 129 domestic OshKosh retail stores. Current Company plans for the remainder of 2001 call for the addition of approximately six outlet stores and the closing of one outlet store.

Gross Profit

The Company's gross profit margin as a percent of sales decreased to 41.2% in the first quarter of 2001, compared to 42.7% in the first quarter of 2000. The decrease in gross profit margin was due primarily to the decreased proportion of sales from the Company's retail stores for the quarter. The Company currently anticipates a relatively flat second quarter 2001 gross profit margin as compared to 2000 and modest improvement in its gross profit margin in the second half of 2001 as compared to 2000.
The Company is currently on target with its 2001 sourcing plan which calls for approximately 90% of units to be produced at off-shore venues as compared to approximately 75% in 2000.

Selling, General, and Administrative Expenses (S,G&A)

S,G&A expenses for the first quarter of 2001 increased $1.7 million over the first quarter of 2000. As a percentage of net sales, S,G&A expenses were 35.9% for the first quarter of 2001 as compared to 35.8% for the first quarter of 2000. The increase in expenses relates primarily to growth in the Company's retail operations compared to the first quarter of 2000.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. The Company's first quarter 2001 net royalty income of $2.5 million increased approximately 19% compared to net royalty income earned in the first quarter of 2000 of approximately $2.1 million. This increase is attributable primarily to increased business levels by the Company's Japanese licensees.

Operating Income

As a result of the factors described above, the Company's operating income decreased to $7.7 million for the first quarter of 2001 as compared to $8.7 million for the first quarter of 2000.

Other Income (Expense) -Net

The Company's first quarter 2001 net other income (expense) was a $.5 million expense compared to $1.0 million in 2000. Interest expense was lower for the first quarter of 2001 due to lower interest rates and prepayment of $7 million of the Company's long-term debt during the quarter.

Income Taxes

The Company's effective tax rate for the first quarter of 2001 was 38.4% compared to 39.0% in 2000. The Company currently anticipates an effective income tax rate of approximately 38.4% for the remainder of 2001. This anticipated reduction compared to 2000 is due primarily to the implementation of certain planned income taxation strategies.

Net Income

Net income for the three months ended March 31, 2001 of $4.5 million was a $.2 million (4.3%) decrease compared to net income for the three months ended April 1, 2000 of $4.7 million.
Diluted earnings per share were $.36, a $.01 (2.7%) decrease from 2000 first quarter diluted earnings per share of $.37.

SEASONALITY OF BUSINESS

The Company's business is seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2001 quarterly sales and income. First quarter 2001 operating results are not necessarily indicative of anticipated quarterly results throughout the balance of the year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2001, the Company's cash, cash equivalents and investments were $7.6 million, compared to $20.4 million at the end of 2000 and $5.0 million at April 1, 2000. The reduction from year end is primarily attributable to a $7.0 million payment on the current portion of long-term debt and reductions in acounts payable. Net working capital at March 31, 2001 was $61.4 million compared to $54.6 million at December 30, 2000, and $28.2 million at April 1, 2000. The increase in working capital compared to April 1, 2000 is attributable to increases in accounts receivable and inventories, and a decrease in the current portion of long term debt. Accounts receivable at March 31, 2001, were $29.9 million compared to $30.2 million at December 30, 2000, and $23.6 million at April 1, 2000. The increase in accounts receivable over April 1, 2000, is attributable to increased wholesale shipments in the first quarter of 2001. Inventories at March 31, 2001, were $54.6 million, compared to $53.2 million at December 30, 2000, and $45.0 million at April 1, 2000. Management believes that March 31, 2001, inventory levels are generally appropriate for anticipated ongoing 2001 business activities.

Cash used in operations amounted to approximately $3.4 million in the first quarter of 2001, compared to cash provided of $1.4 million in the first quarter of 2000. The change in cash provided by operating activities in the first quarter of 2001 compared to 2000 is primarily attributable to increased accounts receivable and inventory levels during the first quarter of 2001, as compared to the first quarter of 2000.

Investing activities used $1.4 million of cash in the first quarter of 2001 compared to $1.1 million in 2000. Capital expenditures were $1.1 million in both the first quarter of 2001 and 2000, and are currently budgeted at $9.0 million for all of 2001. Depreciation and amortization are currently budgeted at $8.0 million for 2001.

Cash used in financing activities totaled $7.4 million in the first quarter of 2001, compared to $4.9 million in the first quarter of 2000. The payment on long-term debt accounts for substantially all of the financing activities in 2001, while the Company's primary financing activities for the first quarter of 2000 consisted of stock repurchase transactions and dividends.

On December 6, 1999, the Company's Board of Directors authorized a 1.5 million share repurchase program of the Company's Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this
repurchase program.   During the first quarter of 2001, the
Company repurchased 25,000 shares of its Class A common stock under these programs for approximately $0.5 million. The Company has repurchased a total of 864,100 shares of its Class A common stock under its current repurchase programs for approximately $15.5 million.

The Company's unsecured credit agreement, as amended, with a number of banks provides for borrowings for the repurchase of shares of its common stock, and a $75 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The Company had $37 million of outstanding long-term debt at March 31, 2001 and $44 million at December 30, 2000 and April 1, 2000 under the share repurchase component of the credit agreement. The remaining balance is due in annual installments of $7.3 million and cannot be reborrowed. The revolving credit facility expires November 3, 2002.

The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures, required payments on long-term debt, and business development needs.

FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding future sales, planned store expansions and store closings, future comparable store net sales, inventory levels and valuation implications, future growth in royalty income, future effective income tax rate, planned capital expenditures and depreciation and amortization expenses, and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements which contain forward-looking information. Except for historical information, matters discussed in such oral and written communications, including this report, are forward-looking statements. Such forward-looking statements are based on current assumptions and expectations that involve risks and uncertainties. Actual results may differ materially.

The Company's future results of operations and financial position can be influenced by such factors as the level of consumer spending for apparel, particularly in the children's wear segment, overall consumer acceptance of the Company's product styling, the financial strength of the retail industry, including, but not limited to, business conditions and the general economy, natural disasters, competitive factors, risk of non-payment of accounts receivable, the unanticipated loss of a major customer, failure of Company suppliers to timely deliver needed raw materials, as well as risk associated with foreign operations. In addition, the inability to ship Company products within agreed timeframes due to unanticipated manufacturing and/or distribution system delays or the failure of Company contractors to deliver products within scheduled timeframes are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Mexico, and Central America. If financial, political, or other related difficulties were to adversely impact the Company's contractors in these regions, it could disrupt the supply of products contracted for by the Company.

The forward-looking statements included herein are only made as of the date of this report. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
         RISK

Interest Rate Risk

The credit agreement entered into by the Company in November, 1999, as amended, provided for $44 million to finance repurchases of the Company's common stock (of which $37 million is outstanding) and a $75 million revolving credit facility available for general corporate purposes. Borrowings under this agreement bear interest at a variable rate, based on the London Interbank Offered Rates. Accordingly, the Company is affected by interest rate changes on its long-term debt. Management monitors this risk by carefully analyzing the short-term rates on its long-term debt portfolio and comparable long-term interest rates. The Company does not presently hedge its interest rate risk. With respect to this debt, a 1% change in interest rates would not have a material impact on the Company's interest expense for fiscal 2001.

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

                           OSHKOSH B'GOSH, INC.

Date:     4/25/01          /S/DOUGLAS W. HYDE
                           Chairman of the Board, President
                           Chief Executive Officer and Director


Date:     4/25/01          /S/DAVID L. OMACHINSKI
                           Vice President-Finance, Treasurer
                           Chief Financial Officer and Director