Form 10-Q
period 2001-06-30
OSHKOSH B GOSH INC
filed 2001-07-25
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001
                               OR

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

As of July 16, 2001, there were outstanding 10,101,232 shares of Class A Common Stock and 2,216,313 shares of Class B Common
Stock.


                            FORM 10-Q

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                              INDEX

                                                     Page

Part I.   Financial Information                         3

Item 1.   Financial Statements                          3

          Condensed Consolidated Balance Sheets-June
          30, 2001 and December 30, 2000                3

          Unaudited Condensed Consolidated Statements
          of Income-Three Month and Six Month Periods
          Ended June 30, 2001 and July 1, 2000          4

          Unaudited Condensed Consolidated Statements
          of Cash Flows-Six Month Periods Ended
          June 30, 2001 and July 1, 2000                5

          Notes to Condensed Consolidated Financial
          Statements                                    6

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial
          Condition                                     9


Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                            13


Part II.  Other Information                            14

Item 4.   Submission of Matters to a Vote of
          Security Holders                             14

Item 6.   Exhibits and Reports on Form 8-K             15

Signatures                                             16



Part I - FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
                         (In thousands)

                                         June 30,    December 30,
                                           2001          2000*
                                       (unaudited)
Assets
Current assets
  Cash and cash equivalents            $     2,577   $    19,839
  Investments                                   --           511
  Accounts receivable                       24,670        30,166
  Inventories                               74,283        53,185
  Prepaid expenses and
   other current assets                      1,952         1,882
  Deferred income taxes                     11,900        13,800
Total current assets                       115,382       119,383

Property, plant and equipment               69,551        68,295
  Less accumulated depreciation
   and amortization                         38,630        36,010
Net property, plant and equipment           30,921        32,285

Non-current deferred income taxes            4,900         4,950
Other assets                                 2,259         1,638

Total assets                           $   153,462   $   158,256

Liabilities and shareholders' equity
Current liabilities
  Current portion of long-term debt    $     3,000   $    10,000
  Accounts payable                          10,553        14,840
  Accrued liabilities                       38,179        39,942
Total current liabilities                   51,732        64,782

Long-term debt                              34,000        34,000
Employee benefit plan liabilities           14,748        15,001

Shareholders' equity
  Preferred stock                               --            --
  Common stock:
    Class A                                    101            99
    Class B                                     22            22
  Additional paid-in capital                 2,487            --
  Retained earnings                         50,837        45,054
  Unearned compensation under
   restricted stock plan                      (465)         (702)
Total shareholders' equity                  52,982        44,473

Total liabilities and
 shareholders' equity                  $   153,462   $   158,256

*Condensed from audited financial statements.
See notes to condensed consolidated financial statements.

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Income
            (In thousands, except per share amounts)
                           (Unaudited)

                                 Three Month           Six Month
                                 Period Ended        Period Ended
                              June 30,  July 1,   June 30,   July 1,
                                2001      2000      2001      2000
Net sales                     $90,945   $87,500   $190,390  $182,551

Cost of products sold          52,707    50,063    111,159   104,527

Gross profit                   38,238    37,437     79,231    78,024

Selling, general and
administrative expenses        35,496    34,249     71,206    68,246

Royalty income, net            (1,719)   (1,599)    (4,183)   (3,676)

Operating income                4,461     4,787     12,208    13,454

Other income (expense):
  Interest expense               (663)   (1,218)    (1,394)   (2,405)
  Interest income                 256       262        472       423
  Miscellaneous                     3         6         34        55

Other income (expense) --
net                              (404)     (950)      (888)   (1,927)

Income before income taxes      4,057     3,837     11,320    11,527

Income taxes                    1,558     1,496      4,347     4,495

Net  income                   $ 2,499   $ 2,341   $  6,973  $  7,032

Net  income per common share
  Basic                       $  0.20   $  0.19   $   0.57  $   0.56
  Diluted                     $  0.20   $  0.19   $   0.55  $   0.56

Weighted average common
shares outstanding
  Basic                        12,268    12,326     12,226    12,469
  Diluted (including share
   equivalents)                12,711    12,496     12,574    12,636

Cash dividends per
 common share
  Class A                     $0.0500   $0.0500   $ 0.1000  $ 0.1000
  Class B                     $0.0425   $0.0425   $ 0.0850  $ 0.0850

See notes to condensed consolidated financial statements.

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)

                                          Six Month Period Ended
                                            June 30,     July 1,
                                              2001        2000
Cash flows from operating activities
  Net income for the period              $    6,973  $    7,032
  Depreciation and amortization               4,008       3,941
  Deferred income taxes                       1,950         500
  Income tax benefit from
   stock option exercises                       827         321
  Items in net income not affecting
   cash and cash equivalents                     (3)        516
  Changes in current assets                 (15,672)    (22,283)
  Changes in current liabilities             (6,050)        216

Net cash used in operating activities        (7,967)     (9,757)

Cash flows from investing activities
  Additions to property, plant
   and equipment                             (2,368)     (3,303)
  Proceeds from disposal of assets               49         262
  Sale of short-term investments                511          --
  Changes in other assets                      (959)         22

Net cash used in investing activities        (2,767)     (3,019)

Cash flows from financing activities
  Borrowings under revolving
   credit agreement                              --      14,500
  Payment on long-term debt                  (7,000)         --
  Dividends paid                             (1,190)     (1,216)
  Net proceeds from issuance of
   common shares                              2,176         570
  Repurchase of common shares                  (514)     (9,864)

Net cash provided by (used in)
 financing activities                        (6,528)      3,990

Net decrease in cash and cash
 equivalents                                (17,262)     (8,786)

Cash and cash equivalents at
 beginning of period                         19,839       9,093

Cash and cash equivalents at
 end of period                           $    2,577  $      307

See notes to condensed consolidated financial statements.


              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                         (In thousands)
                           (Unaudited)


Note 1.  Basis of Preparation

The condensed financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three-month and six-month periods ended June 30, 2001 and July 1, 2000, and cash flows for the six-month periods ended June 30, 2001 and July 1, 2000.

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

Note 2.  Inventories

A summary of inventories follows:


                   June 30, 2001    December 30, 2000

Finished goods    $       62,095   $           37,398
Work in process           10,494               12,595
Raw materials              1,694                3,192

Total             $       74,283   $           53,185


The replacement cost of inventory exceeds the above LIFO costs by $11,983 at June 30, 2001 and December 30, 2000.

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

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories, and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows:

                                                        All
                   Domestic                           Other/
                   Wholesale   Retail   Procurement  Corporate    Total
For the three months
ended June 30, 2001
Net sales          $  38,228  $ 52,051  $       --   $      666   $90,945
Income before
 income taxes            935     2,757         198          167     4,057
Assets                69,995    47,838      22,234       13,395   153,462
Depreciation
 expense                 426       925         271          218     1,840

For the three months
ended July 1, 2000
Net sales          $  37,930  $ 47,735  $       --  $    1,835  $  87,500
Income before
 income taxes            670     2,885        (291)        573      3,837
Assets                56,392    38,291      30,745      16,278    141,706
Depreciation
 expense                 401       758         355        227       1,741

For the six months
ended June 30, 2001
Net sales          $  92,993   $94,905  $       --   $    2,492 $ 190,390
Income before
 income taxes          6,277     3,542         124        1,377    11,320
Assets                69,995    47,838      22,234       13,395   153,462
Depreciation
 expense                 853     1,826         561          430     3,670

For the six months
ended July 1, 2000
Net sales          $  86,184  $ 92,075  $       --  $    4,292  $ 182,551
Income before
 income taxes          6,038     4,367        (175)      1,297     11,527
Assets                56,392    38,291      30,745      16,278    141,706
Depreciation
 expense                 796     1,481         732         472      3,481

For the year ended
December 30, 2000
Net sales          $ 215,982  $230,774  $       --   $    6,306 $ 453,062
Income before
 income taxes         22,794    25,505         824        3,670    52,793
Assets                62,140    36,216      25,160       34,740   158,256
Depreciation
 expense               1,612     3,319       1,357          866     7,154


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                        As a Percentage of Net Sales for the
                            Three Month           Six Month
                            Period Ended         Period Ended
                        June 30,   July 1,   June 30,    July 1,
                          2001      2000       2001       2000

Net sales               100.0%     100.0%    100.0%      100.0%
Cost of products sold    58.0%      57.2%     58.4%       57.3%
Gross profit             42.0%      42.8%     41.6%       42.7%
Selling, general and
  administrative         39.0%      39.1%     37.4%       37.4%
expenses
Royalty income, net      (1.9%)     (1.8%)    (2.2%)      (2.0%)
Operating income          4.9%       5.5%      6.4%        7.3%
Other income
(expense), net           (0.5%)     (1.1%)    (0.4%)      (1.1%)
Income before income
taxes                     4.4%       4.4%      6.0%        6.2%
Income taxes              1.7%       1.7%      2.3%        2.4%
Net income                2.7%       2.7%      3.7%        3.8%


Net Sales

Consolidated net sales for the three month period ended June 30, 2001 were $90.9 million, a $3.4 million increase (3.9%) over 2000 second quarter net sales of $87.5 million. Consolidated net sales for the six month period ended June 30, 2001 were $190.4 million, a $7.8 million increase (4.3%) from net sales of $182.6 million for the first six months of 2000. The Company's net sales for the three month and six month periods ended June 30, 2001 and July 1, 2000 are summarized as follows:

                                             Net Sales
                                           (in millions)
                                 Domestic
                            Wholesale   Retail        Other         Total
Three month period ended:
  June 30, 2001             $  38.2    $  52.0      $   0.7     $   90.9
  July 1, 2000                 37.9       47.8          1.8         87.5
  Increase (decrease)       $   0.3    $   4.2      $  (1.1)    $    3.4

Percent increase
 (decrease)                      .8%       8.8%       (61.1%)        3.9%

Six month period ended:
  June 30, 2001             $  93.0    $  94.9      $   2.5     $  190.4
  July 1, 2000                 86.2       92.1          4.3        182.6
  Increase (decrease)       $   6.8    $   2.8      $  (1.8)    $    7.8

Percent increase
 (decrease)                     7.9%       3.0%       (41.9%)        4.3%

The Company's domestic wholesale unit shipments for the three month period ended June 30, 2001 decreased approximately .9% as compared to the corresponding three month period of 2000. The decrease in unit shipments resulted primarily from a reduction in shipments of close-out merchandise. The Company's domestic wholesale unit shipments for the six month period ending June 30, 2001 increased approximately 12.4% as compared to 2000. The six month increase in unit shipments resulted from a combination of higher booked orders and an increase in the number of "close-out" units sold. Net sales dollars for the first six months in 2001 were impacted by higher customer sales allowances, and the higher level of "close-out" sales. The Company currently anticipates wholesale net sales from continuing businesses (footwear and outerwear were licensed effective May 1, 2001) to be flat for the second half of 2001 as compared to 2000.

The Company's second quarter 2001 retail sales increase resulted from a comparable store sales increase of 5.4% and from sales volume from stores opened subsequent to July 1, 2000. The second quarter 2001 comparable store sales increase was favorably impacted by more aggressive promotional pricing, which had an adverse impact on gross profit margins. The Company's increase in retail sales for the first six months of 2001 resulted from sales volume from newly opened stores offset in part by a comparable store sales decline of 1.7%. Company management believes that the year to date comparable store sales decrease is attributable to lower customer store traffic during the first quarter, due in part to adverse weather conditions, along with a generally negative economic environment throughout the first half of 2001. For the remainder of 2001, the Company currently anticipates comparable store sales gains in the low single digit range.

At June 30, 2001 the Company operated 135 domestic OshKosh retail stores, including 128 outlet stores, two showcase stores, and five strip mall stores. During the second quarter of 2001, the Company closed one showcase store. At July 1, 2000 the Company operated a total of 131 domestic OshKosh retail stores. Current Company plans for the remainder of 2001 call for the addition of approximately six outlet stores. The Company is also currently planning to close an additional outlet store.

Gross Profit

The Company's gross profit margin as a percent of net sales was 42.0% in the second quarter of 2001, compared to 42.8% in the second quarter of 2000. For the six month period ended June 30, 2001 gross profit margin as a percent of net sales was 41.6%, compared to 42.7% for the first six months of 2000. The decrease in gross margin percentage for the six month period was due to a higher level of "close-out" unit sales, increased wholesale customer sales allowances and a more aggressive promotional pricing strategy at the Company's retail stores.

The Company currently anticipates a modest improvement in its gross profit margin in the second half of 2001 as compared to 2000 which should result from a higher proportion of the Company's net sales in its retail business unit. The Company is currently on target with its 2001 sourcing plan which calls for approximately 90% of units to be produced in off-shore venues as compared to approximately 75% in 2000.

Selling, General, and Administrative Expenses (S,G&A)

S,G&A expenses for the three month and six month periods ended June 30, 2001 increased $1.2 million and $3.0 million over the three and six month periods ended July 1, 2000, respectively. As a percentage of net sales, S,G,&A expenses were 39.0% and 37.4% for the three month and six month periods ended June 30, 2001 as compared to 39.1% and 37.4% in the comparable periods of 2000. The increase in S,G,&A expenses in dollars relates primarily to continued expansion of the Company's retail operations.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. Royalty income for the three month period ended June 30, 2001 was $1.7 million compared to $1.6 million in the second quarter of 2000. Royalty income for the six month period ended June 30, 2001 was $4.2 million compared with $3.7 million in the second quarter of 2000. The increase is attributable primarily to increased business levels by the Company's Japanese licensees for the six month period ending June 30, 2001. Royalty income for the remainder of 2001 is expected to increase due to the Company's decision to license its outerwear and footwear businesses. These license agreements will begin to generate royalty income in the second half of 2001.

Operating Income

As a result of the factors described above, the Company's operating income for the three month and six month periods ended
June 30, 2001 amounted to $4.5 million and $12.2 million as compared to $4.8 million and $13.5 million for the comparable periods in 2000.

Other Income (Expense) - Net

The Company's second quarter 2001 net other income (expense) was a $.4 million expense compared to $1.0 million in 2000. Interest expense was lower for the second quarter and six month period ending June 30, 2001 compared to 2000 due to lower interest rates and prepayment of $7 million of the Company's long-term debt in the first quarter.

Income Taxes

The Company's effective tax rate for the three month and six month periods ended June 30, 2001, was approximately 38.4% compared to 39.0% in 2000. The Company currently anticipates an effective income tax rate of approximately 38.4% for the remainder of 2001.

Net Income

Net income for the three months ended June 30, 2001 of $2.5 was a $.2 million increase compared to net income for the three months ended July 1, 2000 of $2.3 million. Net income for the six months ended June 30, 2001 of $7.0 million was comparable with net income for the six months ended July 1, 2000. Diluted earnings per share for the quarter ended June 30, 2001 were $.20, a $.01 (5.3%) increase over the comparable period in 2000.

SEASONALITY OF BUSINESS

The Company's business is seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail outlet stores. The Company's second quarter sales and income are the lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2001 quarterly sales and income. Second quarter 2001 operating results are not necessarily indicative of anticipated quarterly results throughout the balance of the year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2001, the Company's cash, cash equivalents and short-term investments were $2.6 million, compared to $20.4 million at the end of 2000 and $.8 million at July 1, 2000. The reduction in cash from the end of 2000 is primarily attributable to seasonal working capital needs related to timely production of inventory to support the Fall back-to-school seasonal product offering. Net working capital at June 30, 2001 was $63.7 million compared to $54.6 million at December 30, 2000, and $40.1 million at July 1, 2000.

Cash used in operations amounted to approximately $8.0 million in the first six months of 2001, compared to $9.8 million in the first six months of 2000. Accounts receivable at June 30, 2001 were $24.7 million compared to $30.2 million at December 30, 2000, and $22.4 million at July 1, 2000. Inventories at June 30, 2001, were $74.3 million, compared to $53.2 million at December 30, 2000, and $61.5 million at July 1, 2000. Management believes that June 30, 2001, inventory levels are generally appropriate for anticipated ongoing 2001 business activities.

Investing activities used $2.8 million in the first six months of 2001, compared to $3.0 million in 2000. Capital expenditures were $2.4 million in the first six months of 2001, compared with $3.3 million in 2000 and are currently budgeted at $9.0 million for all of 2001. Capital expenditures in both years relate primarily to expansions and upgrades of the Company's retail stores. Depreciation and amortization are currently budgeted at $8.0 million for 2001.

Cash used in financing activities totaled $6.5 million in the first six months of 2001, compared to cash provided of $4.0 million in the first six months of 2000. In 2000, the Company borrowed $14.5 million for seasonal working capital needs. In 2001, cash generated by the Company was sufficient to finance all working capital needs and to prepay $7.0 million of the Company's long-term debt.

On December 6, 1999, the Company's Board of Directors authorized a 1.5 million share repurchase program of the Company's Class A common stock. During the first six months of 2001, the Company repurchased 25,000 shares of its Class A common stock under this program for approximately $.5 million. The Company has repurchased a total of 864,100 shares of its Class A common stock under its current repurchase programs for approximately $15.5 million.

The Company's unsecured credit agreement, as amended, with a number of banks provided for borrowings for the repurchase of shares of its common stock through March 31, 2001, and provides a $75 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit that expire November 3, 2002. The Company had $37 million of outstanding long-term debt at June 30, 2001 and $44 million at December 30, 2000 and April 1, 2000 under the share repurchase component of the credit agreement. The term loan is due in annual installments of $10.0 million and cannot be reborrowed.

The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures, required payments on long-term debt, and business development needs.

FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding future sales, gross profit expectations, planned store expansions and store closings, future comparable store net sales, future product sourcing plans, inventory levels and valuation implications, future growth in royalty income, future effective income tax rate, planned capital expenditures and depreciation and amortization expenses, and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements which contain forward-looking information. Except for historical information, matters discussed in such oral and written communications, including this report, are forward-looking statements. Such forward-looking statements are based on current assumptions and expectations that involve risks and uncertainties. Actual results may differ materially.

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


Part II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The registrant's annual meeting of stockholders was held on May 4, 2001 (the "2001 Annual Meeting"). A majority of the shares of each class of the registrant's Common Stock, represented in person or by proxy, was required to constitute a quorum for action to be taken by such class. A total of 8,951,763 shares of Class A Common Stock and 1,924,370 shares of Class B Common Stock were represented, in person or by proxy, at the 2001 Annual Meeting, constituting a quorum of each class.

With respect to the election of Class A Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

    Nominee         Votes in       Votes         Broker
                     favor        withheld     non-votes

Shirley A. Dawe    8,710,245      241,518          0

Jerry M. Hiegel    8,708,665      243,098          0


With respect to the election of Class B Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

      Nominee         Votes in         Votes          Broker
                        favor        withheld       non-votes

Douglas W. Hyde       1,916,925        7,445            0

Michael D. Wachtel    1,924,325         45              0

David L. Omachinski   1,924,325         45              0

Steve R. Duback       1,924,325         45              0

Robert C. Siegel      1,923,775         595             0

William F. Wyman      1,917,325        7,045            0

Stig A. Kry           1,924,325         45              0


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

With respect to the proposal to amend the 1995 Outside Directors'
Stock Option Plan, the following votes were cast:

                  Votes in     Votes     Abstentions    Broker
                    favor     against                 non-votes

Class B Common
 Stock            1,914,283    4,895        5,192         0



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
           None

     (b)  Reports on Form 8-K
           None

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         OSHKOSH B'GOSH, INC.


Date:     7/25/01        /S/DOUGLAS W. HYDE
                         Chairman of the Board, President
                         Chief Executive Officer and Director



Date:     7/25/01        /S/DAVID L. OMACHINSKI
                         Vice President-Finance, Treasurer
                         Chief Financial Officer and Director