Form 10-Q
period 2001-09-29
OSHKOSH B GOSH INC
filed 2001-10-24
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 29, 2001
                               OR

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


As of October 15, 2001, there were outstanding 9,755,847 shares of Class A Common Stock and 2,214,548 shares of Class B Common
Stock.

                            FORM 10-Q

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

                              INDEX

				                           Page

Part I.   Financial Information                              3

Item 1.   Financial Statements                               3

          Condensed Consolidated Balance Sheets-
          September 29, 2001 and December 30, 2000           3

          Unaudited Condensed Consolidated Statements
          of Income-Three Month and Nine Month Periods
          Ended September 29, 2001 and September 30, 2000    4

          Unaudited Condensed Consolidated Statements
          of Cash Flow- Nine Month Periods Ended
          September 29, 2001 and September 30, 2000          5

          Notes to Condensed Consolidated Financial
          Statements                                         6

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition      9

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                 15

Part II.  Other Information                                 15

Item 6.   Exhibits and Reports on Form 8-K                  16

Signatures


Part I - FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS


              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
                         (In thousands)

                                     September 29,   December 30,
                                          2001          2000*
                                      (unaudited)
Assets
Current assets
  Cash and cash equivalents          $      22,043  $     19,839
  Investments                                   --           511
  Accounts receivable                       33,698        30,166
  Inventories                               63,663        53,185
  Prepaid expenses and
   other current assets                      1,797         1,882
  Deferred income taxes                     12,450        13,800
Total current assets                       133,651       119,383

Property, plant and equipment               68,896        68,295
Less accumulated depreciation and
 amortization                               39,129        36,010
Net property, plant and equipment           29,767        32,285

Non-current deferred income taxes            4,800         4,950
Other assets                                 2,169         1,638

Total assets                         $     170,387  $    158,256

Liabilities and shareholders' equity
Current liabilities
  Current portion of long-term debt  $       3,000  $     10,000
  Accounts payable                          10,459        14,840
  Accrued liabilities                       47,696        39,942
Total current liabilities                   61,155        64,782

Long-term debt                              34,000        34,000
Employee benefit plan liabilities           14,830        15,001

Shareholders' equity
  Preferred stock                               --            --
  Common stock:
    Class A                                     97            99
    Class B                                     22            22
  Additional paid-in capital                    --            --
  Retained earnings                         60,757        45,054
  Unearned compensation under
   restricted stock plan                      (474)         (702)
Total shareholders' equity                  60,402        44,473

Total liabilities and shareholders'
 equity                               $    170,387  $    158,256

*Condensed from audited financial statements.
See notes to condensed consolidated financial statements.


              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Income
            (In thousands, except per share amounts)
                           (Unaudited)

                         Three Month Period Ended Nine Month Period Ended
                            September  September  September September
                             29, 2001  30, 2000   29, 2001  30, 2000
Net sales                   $147,488   $142,339   $337,878  $324,890

Cost of products sold         83,824     81,360    194,983   185,887

Gross profit                  63,664     60,979    142,895   139,003

Selling, general and
administrative expenses       38,061     36,461    109,267   104,707
Royalty income, net           (2,945)    (2,668)    (7,128)   (6,344)

Operating income              28,548     27,186     40,756    40,640

Other income (expense):
  Interest expense              (628)    (1,697)    (2,022)   (4,102)
  Interest income                176        131        648       554
  Miscellaneous                   35      1,105         69     1,160

Other income (expense)-net      (417)      (461)    (1,305)   (2,388)

Income before income taxes    28,131     26,725     39,451    38,252

Income taxes                  10,802     10,423     15,149    14,918

Net income                  $ 17,329   $ 16,302   $ 24,302  $ 23,334

Net income per common share
  Basic                     $   1.42   $   1.34   $   1.99  $   1.89
  Diluted                   $   1.37   $   1.33   $   1.93  $   1.86

Weighted average common
shares outstanding
  Basic                       12,226     12,169     12,226    12,369
  Diluted (including share
   equivalents)               12,643     12,304     12,598    12,526

Cash dividends per common
share
  Class A                   $ 0.0600   $ 0.0500   $ 0.1600  $ 0.1500
  Class B                   $ 0.0525   $ 0.0425   $ 0.1375  $ 0.1275

See notes to condensed consolidated financial statements.


              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flow
                         (In thousands)
                           (Unaudited)

                                    Nine  Month Period Ended
                                  September 29,  September 30,
                                       2001           2000
Cash flows from operating
activities
  Net income for the period       $     24,302   $     23,334
  Depreciation and amortization          5,987          5,978
  Deferred income taxes                  1,500          1,000
  Income tax benefit from stock
   option exercises                      1,023            325
  Items in net income not
   affecting cash and
   cash equivalents                         46           (503)
  Changes in current assets            (13,925)       (31,219)
  Changes in current liabilities         3,373          6,805

Net cash provided by operating
activities                              22,306          5,720

Cash flows from investing
activities
  Additions to property, plant
   and equipment                        (3,024)        (4,896)
  Proceeds from disposal of
   assets                                   84          1,591
  Sale of short-term investments,
   net                                     511             --
  Changes in other assets               (1,049)           428

Net cash used in investing
activities                              (3,478)        (2,877)

Cash flows from financing
activities
  Borrowings under revolving
   credit agreement                         --            125
  Payment on long-term debt             (7,000)            --
  Dividends paid                        (1,907)        (1,805)
  Net proceeds from issuance of
   common shares                         2,627            579
  Repurchase of common shares          (10,344)        (9,863)

Net cash used in financing
activities                             (16,624)       (10,964)

Net increase (decrease) in cash
and cash equivalents                     2,204         (8,121)

Cash and cash equivalents at
beginning of period                     19,839          9,093

Cash and cash equivalents at end
of period                         $     22,043   $        972

See notes to condensed consolidated financial statements.


              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)


Note 1.  Basis of Preparation

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of September 29, 2001, and the results of operations and cash flows for the nine-month periods ended September 29, 2001 and September 30, 2000.

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

Note 2.  Inventories

A summary of inventories follows:

                     September 29, 2001    December 30, 2000
                              (Dollars in thousands)
Finished goods        $       52,519       $        37,398
Work in process               10,069                12,595
Raw materials                  1,075                 3,192

Total                 $       63,663       $        53,185

The replacement cost of inventory exceeds the above LIFO costs by $11,983 at September 29, 2001 and December 30, 2000, respectively.

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

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories, and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows:

                                                      All
                  Domestic                           Other/
                  Wholesale  Retail   Procurement  Corporate    Total
For the three
months ended
September 29,
2001
Net sales         $ 69,561  $ 76,623  $        3   $  1,301   $147,488
Income before
income taxes        10,909    12,975       2,949      1,298     28,131
Assets              68,950    46,530      21,543     33,364    170,387
Depreciation
expense                407       895         280        217      1,799

For the three
months ended
September 30,
2000
Net sales         $ 70,107  $ 71,140  $       --   $  1,092   $142,339
Income before
income taxes        12,109    11,848       1,120      1,648     26,725
Assets              71,330    40,795      23,068     14,526    149,719
Depreciation
expense                410       888         281        192      1,771

For the nine
months ended
September 29,
2001
Net sales         $162,554  $171,528  $        3   $  3,793   $337,878
Income before
income taxes        17,186    16,517       3,073      2,675     39,451
Assets              68,950    46,530      21,543     33,364    170,387
Depreciation
expense              1,260     2,721         841        647      5,469

For the nine
months ended
September 30,
2000
Net sales         $156,291  $163,215  $       --   $  5,384   $324,890
Income before
income taxes        18,147    16,215         945      2,945     38,252
Assets              71,330    40,795      23,068     14,526    149,719
Depreciation
expense              1,206    2,369        1,013        664      5,252

For the year
ended December
30, 2000
Net sales         $215,982  $230,774  $       --   $  6,306   $453,062
Income before
income taxes        22,794    25,505         824      3,670     52,793
Assets              62,140    36,216      25,160     34,740    158,256
Depreciation
expense              1,612     3,319       1,357        866      7,154


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                            As a Percentage of Net Sales for the
                      Three Month Period Ended   Nine Month Period Ended
                       September     September     September  September
                       29, 2001      30, 2000      29, 2001   30, 2000
  Net sales             100.0%        100.0%        100.0%     100.0%
  Cost of products
  sold                   56.8%         57.2%         57.7%      57.2%
  Gross profit           43.2%         42.8%         42.3%      42.8%
  Selling, general
  and Administrative
  expenses               25.8%         25.6%         32.3%      32.2%
  Royalty income,
  net                    (2.0%)        (1.9%)        (2.1%)     (1.9%)
  Operating income       19.4%         19.1%         12.1%      12.5%
  Other income
  (expense) - net         (.3%)         (.3%)         (.4%)      (.7%)
  Income before
  income taxes           19.1%         18.8%         11.7%      11.8%
  Income taxes            7.3%          7.3%          4.5%       4.6%
  Net income             11.8%         11.5%          7.2%       7.2%

Net Sales

Consolidated net sales for the three month period ended September 29, 2001 were $147.5 million, a $5.2 million increase (3.7%) over 2000 third quarter net sales of $142.3 million. Consolidated net sales for the nine month period ended September 29, 2001 were $337.9 million, a $13.0 million increase (4.0%) from net sales of $324.9 million for the first nine months of 2000. The Company's net sales for the three month and nine month periods ended September 29, 2001 and September 30, 2000 are summarized as follows:

                                      Net Sales
                                    (in millions)
                            Domestic
                      Wholesale    Retail    Other     Total
Three month period
ended:
  September 29, 2001  $  69.6    $  76.6    $  1.3    $ 147.5
  September 30, 2000     70.1       71.1       1.1      142.3
  Increase (decrease) $   (.5)   $   5.5    $   .2    $   5.2

Percent increase
(decrease)                (.7%)      7.7%     18.2%       3.7%

Nine month period
ended:
  September 29, 2001  $ 162.6    $ 171.5    $  3.8    $ 337.9
  September 30, 2000    156.3      163.2       5.4      324.9
  Increase (decrease) $   6.3    $   8.3    $ (1.6)   $  13.0

Percent increase
(decrease)                4.0%       5.1%    (29.6)%      4.0%

The Company's domestic wholesale unit shipments from continuing businesses (footwear and outerwear were licensed effective May 1, 2001) for the three month period ended September 29, 2001 increased approximately 5.1% as compared to the corresponding three month period of 2000. Wholesale net sales for the third quarter of 2001 of $69.6 million were approximately 6.9% over third quarter 2000 net wholesale sales of $65.1 million (which excludes approximately $5.0 million of footwear and outerwear net sales). These increases resulted from a combination of higher booked orders for the Fall back-to-school season along with more timely shipment of late Fall orders to the Company's wholesale customers. For the first nine months of 2001, wholesale unit shipments from continuing businesses were approximately 9.5% ahead of the corresponding period in 2000. Net sales for the first three quarters of 2001 of $162.6 million were approximately 7.5% over 2000 net sales of approximately $151.3 million exclusive of footwear and outerwear. Year-to-date increases in unit shipments and net sales dollars are primarily the result of higher booked orders for the period.

The Company's booked orders for the 2001 Holiday season (shipped primarily in the fourth quarter) were below orders booked for the Holiday 2000 season. The Company believes that this reduction is due primarily to the significant economic slowdown experienced in the U.S. and the cautious approach to inventory management by many of the Company's wholesale customers. The Company currently anticipates that its fourth quarter 2001 wholesale net sales will be approximately $12 to $14 million below the fourth quarter of 2000. Of this amount, approximately $3 million represents net sales of footwear and outerwear in the fourth quarter of 2000 which are now licensed products. Included in the Company's estimate of fourth quarter 2001 wholesale net sales is approximately $3-$4 million of sales of Spring 2002 product to a new customer, Kohl's Department Stores.

Beginning with the Spring 2002 season, the Company will be selling its product offering to Kohl's Department Stores. The Company currently believes its net sales to Kohl's in 2002 will approximate $40 to $45 million. The Company currently anticipates its first quarter 2002 net wholesale sales to be up approximately 12%-18% over the first quarter of 2001.

The Company's third quarter 2001 retail sales increase resulted from a comparable store sales increase of 5.0% and from sales volume from stores opened subsequent to September 30, 2000. (For the period July 1 through September 10, 2001, the Company experienced a comparable store sales increase of 6.7%. For the period September 11 through September 29, 2001, comparable store sales decreased 1.8%). The third quarter 2001 comparable store sales increase was favorably impacted by more aggressive promotional pricing, which had an adverse impact on gross profit margins. The Company's increase in retail sales for the first nine months of 2001 resulted from sales volume from newly opened stores and a comparable store sales increase of 1.0% (as compared to a .7% increase in 2000). Company management believes that the year to date comparable store sales were impacted by lower customer store traffic during the first quarter, due in part to adverse weather conditions, a generally negative economic environment and current events in the U.S. creating economic uncertainty. For the remainder of 2001, the Company currently anticipates a comparable store sales gain in the low single digit range.

At September 29, 2001 the Company operated 137 domestic OshKosh retail stores, including 130 outlet stores, two showcase stores, and five strip mall stores. During the third quarter of 2001, the Company opened two new outlet stores. At September 30, 2000 the Company operated a total of 130 domestic OshKosh retail stores. Current Company plans for the remainder of 2001 call for the addition of four outlet stores. Preliminary plans for 2002 call for the opening of ten new outlet stores.

Gross Profit

The Company's gross profit margin as a percent of net sales was 43.2% in the third quarter of 2001, compared to 42.8% in the third quarter of 2000. For the three month period ended September 29, 2001, the increase in gross margin percentage is primarily attributable to an increased proportion of sales from the Company's retail stores. For the nine month period ended September 29, 2001 gross profit margin as a percent of net sales was 42.3%, compared to 42.8% for the first nine months of 2000. The modest decrease in gross margin percentage for the nine month period was due to increased wholesale customer sales allowances and a more aggressive promotional pricing strategy at the Company's retail stores.

The Company currently anticipates a modest increase in its gross profit margin in the fourth quarter of 2001 as compared to 2000, which should result from an increased proportion of sales from the Company's retail stores relative to its wholesale net sales which are projected to be lower than the fourth quarter of 2000. Fourth quarter 2001 gross profit margins will be adversely impacted by a more aggressive pricing strategy at Company retail stores and increased sales allowances and related support to the Company's wholesale customers. The Company is currently on target with its 2001 sourcing plan which calls for approximately 90% of units to be produced in off-shore venues as compared to approximately 75% in 2000.

Selling, General, and Administrative Expenses (S,G&A)

S,G&A expenses for the three month and nine month periods ended September 29, 2001 increased $1.6 million and $4.6 million over the three and nine month periods ended September 30, 2000, respectively. As a percentage of net sales, S,G&A expenses were 25.8% and 32.3% for the three month and nine month periods ended September 29, 2001 as compared to 25.6% and 32.2% in the comparable periods of 2000. The increase in S,G&A expenses in dollars relates primarily to continued expansion of the Company's retail operations.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. Royalty income for the three month period ended September 29, 2001 was $2.9 million compared to $2.7 million in the third quarter of 2000. Royalty income for the nine month period ended September 29, 2001 was $7.1 million compared with $6.3 million in the comparable period of 2000. The increase is primarily attributable to increased business levels by the Company's Japanese licensees for the nine month period ending September 29, 2001, and royalty income from new licenses for outerwear and footwear.

Operating Income

As a result of the factors described above, the Company's operating income for the three month and nine month periods ended
September 29, 2001 amounted to $28.5 million and $40.8 million as compared to $27.2 million and $40.6 million for the comparable periods in 2000.

Other Income (Expense) - Net

The Company's third quarter 2001 net other income (expense) was a $.4 million expense compared to $.5 million in 2000. Interest expense was lower for the third quarter and nine month period ending September 29, 2001 compared to 2000 due to lower interest rates and prepayment of $7 million of the Company's long-term debt in the first quarter. Net other income (expense) in the third quarter of 2000 included a $1.1 million gain on sale of a previously closed manufacturing facility.

Income Taxes

The Company's effective tax rate for the three month and nine month periods ended September 29, 2001, was approximately 38.4% compared to 39.0% in 2000. The Company currently anticipates an effective income tax rate of approximately 38.4% for the remainder of 2001.

Net Income

Net income for the three months ended September 29, 2001 of $17.3 was a $1.0 million increase (6.1%) compared to net income for the three months ended September 30, 2000 of $16.3 million. Net income for the nine months ended September 29, 2001 of $24.3 million was a $1.0 million increase compared with net income for the nine months ended September 30, 2000 of $23.3 million. Diluted earnings per share for the quarter ended September 29, 2001 was $1.37, a $.04 (3.0%) increase over the comparable period in 2000.

SEASONALITY OF BUSINESS

The Company's business is seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest, both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2001 quarterly sales and income. Third quarter 2001 operating results are not necessarily indicative of anticipated quarterly results throughout the balance of the year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At September 29, 2001, the Company's cash, cash equivalents and short-term investments were $22.0 million, compared to $20.4 million at the end of 2000 and $1.5 million at September 30, 2000. Net working capital at September 29, 2001 was $72.5 million compared to $54.6 million at December 30, 2000, and $57.0 million at September 30, 2000. The increase in cash and working capital compared to September 30, 2000 is primarily attributable to net income for the period.

Cash provided by operations amounted to approximately $22.3 million in the first nine months of 2001, compared to $5.7 million in the first nine months of 2000. Accounts receivable at September 29, 2001 were $33.7 million compared to $30.2 million at December 30, 2000, and $39.4 million at September 30, 2000. Inventories at September 29, 2001, were $63.7 million, compared to $53.2 million at December 30, 2000, and $55.1 million at September 30, 2000. The increases in inventory levels over 2000 are the result of a management decision to accelerate production to help ensure the Company's ability to timely deliver customer orders and maintain fully merchandised Company retail stores. Management believes that September 29, 2001, inventory levels are generally appropriate for anticipated ongoing 2001 business activities.

Investing activities used $3.5 million of cash in the first nine months of 2001, compared to $2.9 million in 2000. Capital expenditures were $3.0 million in the first nine months of 2001, compared with $4.9 million in 2000 and are currently estimated to be $7.0 million for all of 2001. Capital expenditures in both years relate primarily to expansions and upgrades of the Company's retail stores. Depreciation and amortization are currently budgeted at $8.0 million for 2001.

Cash used in financing activities totaled $16.6 million in the first nine months of 2001, compared to $11.0 million in the first nine months of 2000. In 2001, cash generated by the Company was sufficient to finance all working capital needs and to prepay $7.0 million of the Company's long-term debt. Financing activities also included stock repurchase transactions and dividends in both periods.

On December 6, 1999, the Company's Board of Directors authorized a 1.5 million share repurchase program of the Company's Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an additional 1.0 million shares to this repurchase program. During the first nine months of 2001, the Company repurchased 397,300 shares of its Class A common stock under this program for approximately $10.3 million. The Company has repurchased a total of 1,236,400 shares of its Class A common stock under its current repurchase programs for approximately $25.3 million.

The Company's unsecured credit agreement, as amended, with a number of banks provided for $44 million in borrowings for the repurchase of shares of its common stock, and provides a $75 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires November 3, 2002. The Company had $37 million of outstanding long-term debt at September 29, 2001 and $44 million at December 30, 2000 and September 30, 2000 under the share repurchase component of the credit agreement. The term loan is due in annual installments of $10.0 million and cannot be reborrowed. At September 29, 2001, the Company had no outstanding borrowings on the revolving credit facility.

The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures, required payments on long-term debt, and business development needs.

INFLATION

The effects of inflation on the Company's operating results and financial condition were not significant.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under these Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests and all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. The Company currently believes that these Statements will not have an impact on the Company's results of operations or financial position.

In 2001, the Emerging Issues Task Force (EITF) issued EITF No. 00-14 "Accounting for Certain Sales Incentives" and EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which are effective for the first quarter beginning after December 15, 2001. These
EITF's prescribe guidance regarding the timing of recognition and income statement classification of costs incurred for certain sales incentive programs to retailers and end consumers. These EITF's had no impact on the Company as the Company currently recognizes these costs and classifies them in accordance with the prescribed rules.

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

The Company's future results of operations and financial position can be influenced by such factors as the level of consumer spending for apparel, particularly in the children's wear segment, overall consumer acceptance of the Company's product styling, the introduction of new products or pricing changes by the Company's competitors or other competitive factors, the financial strength of the retail industry, including, but not limited to, business conditions and the general economy, natural disasters, risk of non-payment of accounts receivable, the unanticipated loss of a major customer, failure of Company suppliers to timely deliver needed raw materials, the Company's ability to correctly balance the level of its commitments with actual orders, risks associated with terrorist activities, as well as risk associated with foreign operations. In addition, the inability to ship Company products within agreed timeframes due to unanticipated manufacturing and/or distribution system delays or the failure of Company contractors to deliver products within scheduled timeframes are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Mexico, and Central America. If financial, political, or other related difficulties were to adversely impact the Company's contractors in these regions, it could disrupt the supply of products contracted for by the Company.

The forward-looking statements included herein are only made as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
           None

     (b)  Reports on Form 8-K
          On August 8, 2001, the Company filed an 8-K to disclose a change in the Company's Certifying Accountant.


                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         OSHKOSH B'GOSH, INC.


Date:     10/24/2001     /s/DOUGLAS W. HYDE
                         Chairman of the Board, President
                         Chief Executive Officer and Director


Date:     10/24/2001     /s/DAVID L. OMACHINSKI
                         Vice President-Finance, Treasurer
                         Chief Financial Officer and Director