Form 10-K
period 2001-12-29
OSHKOSH B GOSH INC
filed 2002-03-25
CIK 75042

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K

Mark One

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended DECEMBER 29, 2001
                               OR
      [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   []

As of March 1, 2002, there were outstanding 10,187,201 shares of Class A Common Stock and 2,206,844 shares of Class B Common Stock, of which 9,678,066 shares and 958,271 shares, respectively, were held by non-affiliates of the Company. Based upon the closing sales price as of March 1, 2002, the aggregate market value of the Class A Common Stock held by non-affiliates was $386,929,079. The Class B Common Stock is no longer listed or quoted on any established trading market, but it is convertible into Class A Common Stock on a share-for-share basis. Based on that conversion right, the value of Class B Common Stock held by non-affiliates was $38,311,675.

DOCUMENTS INCORPORATED BY REFERENCE

OshKosh B'Gosh, Inc. definitive Proxy Statement for its annual meeting to be held on May 3, 2002 (or such later date as the directors may determine), incorporated into Part III.


                              INDEX

PART I                                                     PAGE
Item 1.   Business                                           2
          (a)  General Development of Business               2
          (b)  Financial Information About Industry Segments 2
          (c)  Narrative Description of Business             2
                 Products                                    2
                 Raw Materials, Manufacturing and Sourcing   3
                 Sales and Marketing                         4
                 International Licensing and Distribution    5
                 Trademarks                                  5
                 Seasonality                                 5
                 Working Capital                             5
                 Backlog                                     5
                 Competitive Conditions                      6
                 Environmental Matters                       6
                 Employees                                   6

Item 2.   Properties                                         6

Item 3.   Legal Proceedings                                  6

Item 4.   Submission of Matters to a Vote of Security
          Holders                                            6

PART II
Item 5.   Market for the Company's Common Stock and
          Related Stockholder Matters                        7

Item 6.   Selected Financial Data                            7

Item 7.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition              8

Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk                                 13

Item 8.   Financial Statements and Supplementary Data       13

Item 9.   Disagreements on Accounting and
          Financial Disclosure                              28

PART III
Item 10.  Directors and Executive Officers of the Company   28

Item 11.  Executive Compensation                            28

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                    28

Item 13.  Certain Relationships and Related Transactions    28

PART IV
Item 14.  Exhibits, Financial Statement Schedule,
          and Reports on Form 8-K                           28

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

In addition to the Company's wholesale business, the Company also operates a chain of 141 domestic OshKosh B'Gosh branded stores, including 134 factory outlet stores, two showcase stores, and five strip mall stores. The Company operates an OshKosh B'Gosh showcase store in New York City to feature a full line of OshKosh products in a signature environment designed to reinforce brand awareness among consumers. The Company's retail product line in its OshKosh B'Gosh branded stores includes OshKosh B'Gosh branded product in sizes from newborn to girls 6X and boys 7 and youth wear for girls and boys under the trade names Genuine Girl (girls sizes 7-16) and Genuine Blues (boys sizes 8-16).

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

The Company designs and sources substantially all of its non-licensed apparel products marketed and sold in the United States. Company designers develop fabrication, trim accessories, and detailed manufacturing specifications. The product is then manufactured according to detailed Company specifications and production schedules at third party contractor locations worldwide or in Company-owned manufacturing facilities. Product sourcing is based predominantly on manufacturing capacity, quality, and lead times, in addition to capabilities of specific manufacturing facilities.

The Company leverages its name and brand equity into a wide variety of children's products including children's apparel accessory items such as hats, socks, sleepwear, footwear and outerwear, as well as non apparel brand extensions including eyewear, bedding and other nursery decor and juvenile products including car seats, strollers, books, luggage and developmental toys. The Company regularly reviews the seasonal offerings of all related products both locally and internationally for consistency, brand image, and quality. The Company earns royalties for use of its name on children's and men's wear products throughout the world, and from related accessories distributed in the United States and worldwide.

(b)  Financial Information About Industry Segments

The Company designs, sources, and markets apparel products using primarily the OshKosh B'Gosh brand. The apparel products are primarily marketed in two distinct distribution channels: domestic wholesale and through Company-owned retail stores. The Company designs and sources product to meet the needs of these distribution channels through a single procurement business unit.

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

(c)  Narrative Description of Business

Products

The Company designs, sources and markets a broad range of children's clothing as well as lines of youth wear under the OshKosh(Registered), OshKosh B'Gosh(Registered), Genuine
Girl(Registered), and Genuine Blues(Registered) labels. The products are distributed primarily through better quality department and specialty stores, Company-owned retail stores, and foreign retailers.

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

Raw Materials, Manufacturing, and Sourcing

All raw materials used in the manufacture of Company products are purchased from unaffiliated suppliers. The Company purchases its raw materials directly for its owned manufacturing facilities and may also procure and retain ownership of fabric related to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. In 2001, approximately 88% of the Company's direct expenditures for raw materials (fabric) were from its five largest suppliers, with the largest such supplier accounting for approximately 50% of total raw material expenditures. Fabric and various non-fabric items such as thread, zippers, rivets, buckles, and snaps, are purchased from a variety of domestic and foreign sources, based on quality, pricing, and availability. The fabric and accessory market in which OshKosh B'Gosh purchases its raw materials is composed of a substantial number of suppliers with similar products and capabilities, and is characterized by a high degree of competition. As is customary in its industry, the Company has no long-term contracts with its suppliers. To date, the Company has experienced little difficulty in satisfying its requirements for raw materials, considers its sources of supply to be adequate, and believes that it would be able to obtain sufficient raw materials should any one of its product suppliers becomes unavailable.

Product development and administration are primarily coordinated from the Company's headquarters facility in Oshkosh, Wisconsin. The majority of the product engineering and sample making, allocation of production among plants and independent contractors, material purchasing, and invoice payment is done through the Company's Oshkosh headquarters. Substantially all designs and specifications utilized by independent manufacturers are provided by the Company.

In 2001, approximately 93% of the Company's product line was sourced from numerous third- party contractors throughout the world and off-shore Company-operated facilities in accordance with the Company's specifications. Most domestic sewing production for 2001 took place in the Company's one Tennessee and two Kentucky plants. However, the Company closed the Tennessee facility in April 2001, a Kentucky plant in 2001, and intends to downsize the remaining Kentucky plant in early 2002, leaving limited domestic production capability. Due in part to changes in import duty regulations under the North American Free Trade Act and the United States-Caribbean Basin Trade Partnership Act, which became effective October 1, 2000, the Company has taken an increasingly global view of its entire manufacturing process. The North American Free Trade Act and the United States-Caribbean Basin Trade Partnership Act have significantly reduced the requirements that certain manufacturing processes be performed in
the United States to receive preferential duty treatment.   The
Company has expanded its base of contractors outside of the U.S. with expertise in any of the five major manufacturing functions - cutting fabric, screenprinting, embroidery, sewing and finishing. These changes are consistent with the Company's direction over the last several years to review its internal manufacturing capacity and utilization, close or downsize domestic facilities, and expand the use of offshore manufacturing capabilities. These offshore manufacturing capabilities include two company-operated facilities in Mexico and one in Honduras, as well as unrelated third-party contractors. In 2001, approximately 30% of the Company's units sourced were from Company-operated offshore facilities. These changes are part of the Company's ongoing strategic initiatives to improve its product cost structure.

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

Because higher quality apparel manufacturing is generally labor intensive (sewing, pressing, finishing and quality control), the Company and its contract manufacturers have continually sought to take advantage of time saving technical advances in areas like computer-assisted design, computer-controlled fabric cutting, computer evaluation and matching of fabric colors, automated sewing processes, and computer-assisted inventory control and shipping. Quality control inspections of both semi-finished and finished products are required at manufacturing locations to assure compliance.

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

Sales and Marketing

In order to meet the diverse needs of its broad customer base, the Company uses a wide variety of distribution channels to market its products. Wholesale distribution is made primarily through better quality department and specialty stores, although sales are also made through direct mail catalog companies, foreign retailers, and other outlets. In 2001, the Company's products were sold to approximately 540 wholesale customers (approximately 4,340 stores) throughout the United States and internationally.

Product sales to better quality department and specialty stores are made primarily by the Company's sales force. In addition to the central sales office in Oshkosh, the Company maintains a sales office in New York. A majority of the Company's sales force is assigned specific large national accounts, while others are assigned to defined geographic territories. In sparsely populated areas and new markets, manufacturer's representatives represent the Company on a non-exclusive basis.

In addition to its wholesale activities, OshKosh B'Gosh products are also sold through 141 Company-owned domestic retail stores, operating under three formats: factory outlet stores, showcase
stores, and strip mall stores.   The Company operates 134
domestic factory outlet stores, which carry a large selection of first quality Company branded apparel at a discount to conventional retail prices. The factory outlet stores also provide a means of distributing excess and out-of-season product, reducing the amount of such product sold to discounters at excessively low prices. The two showcase stores are full service stores featuring a complete line of OshKosh B'Gosh product in a signature environment designed to convey the total OshKosh image and build brand recognition among customers. The stores are also used to test new styles and merchandising strategies. The Company continues to test its strip center retail prototype by operating five strip mall stores in 2001. These strip mall stores feature a large selection of OshKosh B'Gosh products that are consistently value priced.

The Company maintains an e-commerce site (oshkoshbgosh.com), offering a comprehensive collection of the Company's current product at pricing comparable to its outlet stores.

The Company's broad distribution base insulates the Company from reliance on any one customer. The Company's largest wholesale customer, Kids 'R' Us, accounted for 11.0% of the Company's 2001 sales, while the Company's largest ten and largest 100 customers accounted for approximately 32.0% and 45.9% of 2001 sales, respectively.

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

Trademarks

The Company utilizes the OshKosh(Registered), OshKosh B'Gosh(Registered), Genuine Girl(Registered), or Genuine Blues(Registered) trademarks on most of its products. Other significant trademarks include a white triangular patch on the back of bib garments and the Genuine Article(Registered). The Company currently has approximately 46 trademark registrations and eight pending trademark applications in the United States and has trademark registrations in approximately 115 countries outside the U.S. These trademarks and awareness of the OshKosh B'Gosh name are significant in marketing the products.
Therefore, it is the Company's policy to vigorously defend its trademarks against infringement under the laws of the U.S. and other countries. The Company is not aware of any material infringing uses.

Seasonality

Products are designed and marketed primarily for three principal selling seasons:

      RETAIL                  PRIMARY
   SALES SEASON           BOOKING PERIOD      SHIPPING PERIOD

Spring/Summer            August-September    Late December-May
Fall/Back-to-School      January-February    June-August
Winter/Holiday           April-May           September-December

The Company's business is increasingly seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest because of both relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2002 quarterly sales and income.

Working Capital

Working capital needs are affected primarily by inventory levels, outstanding accounts receivable, and trade payables. The Company's unsecured credit agreement with a number of banks, as amended, provides a $44 million term loan for the repurchase of shares of its common stock, and a $75 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires November 3, 2002. The Company intends to extend this revolving credit facility during the first half of 2002. There were no outstanding borrowings against the revolving credit arrangement at December 29, 2001, with $24 million of outstanding long-term debt under the share repurchase component of the credit agreement.

Inventory levels are affected by order backlog and anticipated sales. Accounts receivable are affected by payment terms offered. It is general practice in the apparel industry to offer payment terms of ten to sixty days from date of shipment. The
Company generally offers net 30 day terms.

The Company believes that its working capital requirements and financing resources are comparable with those of other major, financially sound, like-sized apparel companies.

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

Employees

At December 29, 2001, the Company employed approximately 5,300 persons. Approximately 10% of the Company's personnel are covered by collective bargaining agreements with the United Food and Commercial Workers Union.

ITEM 2.   PROPERTIES

                       Approximate
                      Floor Area in
   Location            Square Feet           Principal Use
Albany, KY                20,000     Sample Production
Celina, TN                38,250     Laundering/Pressing
Choloma, Honduras (2)     47,000     Manufacturing
Gainesboro, TN            61,000     Sample Production/Distribution
Liberty, KY              218,000     Distribution/Warehousing
New York City, NY (1)     18,255     Sales Offices/Showroom
Oshkosh, WI               99,000     Exec. & Operating Offices
Oshkosh, WI              128,000     Vacant
Uman, Mexico (3)         134,000     Manufacturing
Merida, Mexico (4)        29,000     Manufacturing
White House, TN          284,000     Distribution/Warehousing

All properties are owned by the Company with the exception of:

(1) Lease expiration date--2007, (2) Lease expiration date--2006,
(3) Lease expiration date--2006, (4) Lease expiration date--2006.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS


Quarterly Common Stock Data

                       2001                          2000
              Stock price     Dividends     Stock price      Dividends
             High      Low    per share   High       Low     per share
Class A
Common
Stock
1st         $ 25.50  $ 17.88  $  .05    $ 19.84    $ 15.50   $  .05
2nd           36.75    25.63     .05      19.50      13.94      .05
3rd           34.80    24.24     .06      16.63      13.69      .05
4th           42.77    23.92     .06      20.38      14.06      .05

Class B
Common
Stock
1st               -        -  $  .0425        -          -   $  .0425
2nd               -        -     .0425        -          -      .0425
3rd               -        -     .0525        -          -      .0425
4th               -        -     .0525        -          -      .0425

The Company's Class A common stock trades on the Over-The-Counter market and is quoted on NASDAQ under the symbol GOSHA. The table reflects the "last" price quotation on the NASDAQ National Market System and does not reflect mark-ups, mark-downs, or commissions and may not represent actual transactions. The Company's Class B common stock is not publicly traded.

As of February 28, 2002, there were approximately 3,700 Class A common stock beneficial owners and approximately 210 Class B common stock beneficial owners.

ITEM 6.   SELECTED FINANCIAL DATA

                      Financial Highlights
        (Dollars in thousands, except per share amounts)


                                                     Year Ended
                           December 29, December 30,  January 1,  January 2,  December 31,
                               2001         2000         2000        1999         1997
Financial results
 Net sales                 $  463,069   $  453,062    $ 429,786   $  423,232  $  395,196
 Net income                    32,808       32,217       32,448       29,335      22,558
 Return on sales                  7.1%         7.1%         7.5%         6.9%        5.7%
Financial condition
 Working capital           $   75,423   $   54,601    $  27,342   $   76,876  $   82,762
 Total assets                 161,340      158,256      129,699      162,568     174,788
 Long term debt                24,000       44,000       44,000           --          --
  (including current
    portion)
 Shareholders' equity          73,700       44,473       23,439      103,017     113,157
Data per common share
 Net income
  Basic                    $     2.69   $     2.61    $    2.01   $     1.54  $     1.02
  Diluted                        2.61         2.58         1.99         1.52        1.02
 Cash dividends declared
  Class A                         .22          .20          .20          .17         .14
  Class B                         .19          .17          .17          .145        .12
 Shareholders' equity            6.03         3.65         1.86         5.75        5.74

 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                   As a Percentage of Net Sales
                                        for the Year Ended
                              December 29,  December 30,  January 1,
                                  2001          2000         2000
Net sales                          100.0%        100.0%     100.0%
Cost of products sold               58.2%         58.0%      58.1%
Gross profit                        41.8%         42.0%      41.9%
Selling, general and
administrative expenses             32.0%         31.6%      31.2%
Royalty income, net                 (2.0%)        (1.8%)     (1.7%)
Operating income                    11.8%         12.2%      12.4%
Other income (expense) - net        (0.3%)        (0.6%)     (0.1%)
Income before income  taxes         11.5%         11.6%      12.3%
Income taxes                         4.4%          4.5%       4.8%
Net income                           7.1%          7.1%       7.5%

2001 COMPARED TO 2000

Net Sales

Net sales in 2001 were $463.1 million, a $10.0 million (2.2%) increase over 2000 net sales of $453.1 million. A summary of the Company's net sales for the years ended December 29, 2001 and December 30, 2000 follows:

                                        Net Sales
                                      (in millions)
                             Domestic
                        Wholesale   Retail    Other     Total
2001                    $ 213.6    $ 245.1  $  4.4    $ 463.1
2000                      216.0      230.8     6.3      453.1

Increase (decrease)     $  (2.4)   $  14.3  $ (1.9)   $  10.0

Percent increase
(decrease)                 (1.1%)     6.2%   (30.2%)      2.2%

The Company licensed its footwear and outerwear products effective May 1, 2001. The Company's 2000 wholesale sales of footwear and outerwear totaled approximately $12.0 million. The
Company's wholesale sales of footwear and outerwear for 2001 were approximately $1.8 million.

Excluding its footwear and outerwear products, wholesale net sales for 2001 of $211.8 million were approximately 3.8% over 2000 net wholesale sales of $204.0 million. The Company's 2001 domestic wholesale unit shipments increased approximately 5.8% as compared to 2000. The 2001 increase in unit shipments and net sales dollars are primarily the result of higher booked orders for the year. The lower wholesale sales dollar increase relative to the percent unit increase for 2001 was the result of a combination of slightly lower average unit selling prices, and higher customer sales allowances. Beginning with the Spring 2002 season, the Company will be selling its product offering to Kohl's Department Stores. Initial shipments to Kohl's of approximately $4.5 million were made in December 2001. The Company currently believes its net sales to Kohl's in 2002 will be approximately $40 to $45 million.

The Company's 2001 increased retail sales resulted from a combination of a 2.4% comparable store sales gain and sales volume from newly opened stores. During 2001, the Company opened six factory outlet stores, closed one factory outlet store and closed one showcase store. At December 29, 2001, the Company operated 141 domestic OshKosh B'Gosh retail stores, including 134 factory outlet stores, two showcase stores and five strip mall stores.

Current Company plans for 2002 call for the addition of approximately ten new OshKosh B'Gosh factory outlet stores and the possible closing of one or two factory outlet stores. The
Company currently anticipates low single digit comparable store sales gains for the first half of 2002.

Gross Profit

The Company's gross profit margin as a percentage of net sales was 41.8% in 2001 compared with 42.0% in 2000. The modest decrease in gross margin percentage for 2001 was due to increased wholesale customer sales allowances and a more aggressive promotional pricing strategy at the Company's retail stores.

During 2001, approximately 93% of units sourced were from off-shore venues as compared to 75% in 2000. The Company's current
2002 sourcing plan indicates that substantially all units will be sourced outside of the United States.

Selling, General and Administrative Expenses (SG&A)

The Company's SG&A expenses for 2001 of $148.3 million were $5.3 million over 2000 SG&A expenses of $143.0 million. As a percentage of net sales, SG&A expenses were 32.0% in 2001 as compared to 31.6% in 2000. The increase in SG&A expenses in both dollars and as a percentage of sales relates primarily to continued expansion of the Company's retail operations.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. The Company's net royalty income was $9.3 million in 2001, a $1.0 million increase compared to 2000 net royalty income of $8.3 million. Royalty income from domestic licensees was approximately $3.6 million in 2001 as compared to $2.9 million in 2000. This increase was due primarily to the licensing of the Company's footwear and outerwear businesses which was effective May 1, 2001. Royalty income from foreign licensees was approximately $5.7 million in 2001 as compared to $5.4 million in 2000. The increase was due primarily to increased business levels by the Company's Japanese licensees.

The Company currently anticipates 2002 royalty income to increase approximately 4-6%.

Operating Income

As a result of the factors described above, the Company's 2001 operating income was $54.7 million, a slight decrease from 2000 operating income of $55.7 million.

Other Income (Expense) - Net

The Company's 2001 net other income (expense) was a $1.5 million expense compared to a $2.9 million expense in 2000. This decrease was due to an approximate $2.9 million decrease in interest expense during 2000 offset in part by a nonrecurring gain on sale of a previously closed manufacturing facility of approximately $1.1 million during 2000. The Company's interest expense decreased substantially as a result of lower interest rates, lower levels of seasonal borrowings and prepayment of a portion of the Company's long-term debt.

Income Taxes

The Company's 2001 effective income tax rate was approximately
38.4% as compared to 39.0% in 2000. The Company currently anticipates an effective income tax rate of approximately 38.0% for 2002.

Net Income

Net income for the year ended December 29, 2001 of $32.8 million represented a $.6 million (1.8%) increase over net income for the year ended December 30, 2000 of $32.2 million. Diluted earnings per share of $2.61 were 1.2% higher than 2000 diluted earnings per share of $2.58.

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

Gross Profit

The Company's gross profit margin as a percentage of net sales was 42.0% in 2000 compared with 41.9% in 1999. Substantially all of the Company's inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) basis. As a result of a substantial reduction of the Company's inventory levels at January 1, 2000, the 1999 gross profit margin was favorably impacted by an approximate $2.2 million benefit related to the liquidation of certain LIFO layers. No such benefit occurred in 2000.

Excluding the $2.2 million LIFO benefit, the 1999 gross profit margin as a percent of sales was 41.4%. The 2000 gross profit margin improvement was due primarily to continued implementation and execution of the Company's global sourcing strategy. During 2000, approximately 75% of units sourced were from off-shore venues as compared to 64% in 1999.

Selling, General and Administrative Expenses (SG&A)

The Company's SG&A expenses for 2000 of $143.0 million were $9.0 million over 1999 SG&A expenses of $134.0 million. As a percent of net sales, SG&A expenses were 31.6% in 2000 as compared to 31.2% in 1999. The primary reasons for these increased expenses relate to a combination of continued expansion of the Company's retail operations, higher product distribution expenses associated with the Company's transition to an updated distribution system and related processes, and expansion of the Company's brand enhancing activities.

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

Other Income (Expense) - Net

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

SEASONALITY OF BUSINESS

The Company's business is increasingly seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2002 quarterly sales and income.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At December 29, 2001, the Company's cash and cash equivalents and investments were $29.3 million, compared to $20.4 million at the end of 2000. Net working capital at December 29, 2001 was $75.4 million compared to $54.6 million at December 30, 2000, and $27.3 million at January 1, 2000. Accounts receivable at December 29, 2001 were $25.7 million compared to $30.2 million at December 30, 2000. The decrease in accounts receivable is primarily attributable to lower fourth quarter wholesale net sales and increased customer allowances.

Inventories at December 29, 2001 were $55.4 million, compared to $53.2 million at the end of 2000. Management believes that December 29, 2001 inventory levels are generally appropriate for anticipated 2002 business activities.

The increase in working capital is attributable to increases in cash and cash equivalents and inventories, and a reduced current portion of long term debt due to a 2001 prepayment of the current maturity.

Cash provided by operations amounted to approximately $42.9 million in 2001, compared to $28.6 million in 2000 and $70.6 million in 1999. The increase in cash provided by operating activities in 2001 compared to 2000 is primarily attributable to reduced accounts receivable in 2001 compared to a significant increase in 2000.

Cash used in investing activities totaled $5.6 million in 2001, compared to $6.0 million in 2000, and $6.2 million in 1999. Capital expenditures were $5.1 million in 2001, compared with $8.6 million in 2000, and $7.1 million in 1999, and are currently
budgeted at $6.0 million for 2002.   Capital expenditures in each
year related primarily to retail store expansions and remodeling. Depreciation and amortization are currently budgeted at $8.0 million for 2002.

Cash used in financing activities totaled $27.7 million in 2001, compared to $11.8 million in 2000, and $69.7 million in 1999.
The Company's primary financing activities consisted of long term debt payments, stock repurchase transactions, dividends, issuances of common shares through stock option exercises, and borrowings under the Company's credit agreement.

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program. During 2001, 2000 and 1999, the Company repurchased 397,300, 585,200 and 253,900 shares, respectively, of its Class A common stock under this program for approximately $10.3, $10.2 and $4.8 million, respectively.

For all of 1999, the Company repurchased a total of 5,446,642 shares of its Class A common stock and 6,805 shares of its Class B common stock under its current and prior repurchase programs and Dutch Auction tender offer for approximately $110.4 million.

Dividends on the Company's Class A and Class B common stock totaled $.22 per share and $.19 per share, respectively, in 2001 and $.20 per share and $.17 per share, respectively, in 2000 and 1999.

The Company's unsecured credit agreement, as amended, with a number of banks provides a $44 million term loan for the repurchase of shares of its common stock, and a $75 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires November 3, 2002. The Company currently intends to extend this revolving credit facility during the first half of 2002.

There were no outstanding borrowings against the revolving credit arrangement at December 29, 2001, with $24 million outstanding on the term loan. The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures, required payments on long- term debt, and business development needs.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under these Statements, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. In addition, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests separate from periodic impairment tests for other long-lived assets. Since the Company has not recorded any goodwill, adoption of Statement No. 142 will not have a significant effect on the Company's results of operations or financial position.

In August 2001, the FASB issued Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. The statement supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. This statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The Company currently believes that this Statement will not have a material impact on the Company's results of operations or financial position.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

Interest Rate Risk

The credit agreement entered into by the Company in November, 1999, as amended, provides a $44 million term loan to finance the repurchase of the Company's common stock and a $75 million revolving credit facility available for general corporate purposes. Borrowings under this agreement bear interest at a variable rate, based on the London Interbank Offered Rates. Accordingly, the Company is affected by interest rate changes on its long-term debt. Management monitors this risk by carefully analyzing the short-term rates on its long-term debt portfolio and comparable long-term interest rates. The Company does not presently hedge its interest rate risk. With respect to this debt, a 1% change in interest rates would not have a material impact on the Company's interest expense for fiscal 2002.

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

Investment Risk

The Company does not believe it has material exposure to market risk with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading or other purposes. For information regarding the Company's investments, refer to the Cash and cash equivalents and Investments portion of
Note 1 to the consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                       Page

Report of Independent Public Accountants               14
Report of Independent Auditors                         15
Consolidated Balance Sheets -
     December 29, 2001 and December 30, 2000           16
Consolidated Statements of Income - years ended
     December 29, 2001, December 30, 2000, and
     January 1, 2000                                   17
Consolidated Statements of Changes in Shareholders'
     Equity - years ended December 29, 2001,
     December 30, 2000,  and January 1, 2000           18
Consolidated Statements of Cash Flows - years ended
     December 29, 2001, December 30, 2000, and
     January 1, 2000                                   19
Notes to Consolidated Financial Statements             20


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of OshKosh B'Gosh,
Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of OshKosh B'Gosh, Inc. (a Delaware Corporation) and subsidiaries as of December 29, 2001 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements and the supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedule based on our audit. The consolidated financial statements of OshKosh B'Gosh, Inc. and subsidiaries as of December 30, 2000 and for each of the two years in the period ended December 30, 2000 were audited by other auditors whose report dated January 26, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OshKosh B'Gosh, Inc. and subsidiaries as of December 29, 2001 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule listed in the index to Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The supplemental schedule for the year ended December 29, 2001 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 30, 2002



REPORT OF INDEPENDENT AUDITORS

The Board of Directors
OshKosh B'Gosh, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of OshKosh B'Gosh, Inc. and subsidiaries (the Company) as of December 30, 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 30, 2000 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 30, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Milwaukee, Wisconsin
January 26, 2001

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
        (Dollars in thousands, except per share amounts)
                                           December 29,   December 30,
                                               2001           2000
ASSETS
Current assets
  Cash and cash equivalents                $    29,322    $    19,839
  Investments                                       --            511
  Accounts receivable, less allowances of
   $7,075 in 2001 and $5,510 in 2000            25,697         30,166
  Inventories                                   55,429         53,185
  Prepaid expenses and other
   current assets                                1,607          1,882
  Deferred income taxes                         13,000         13,800
Total current assets                           125,055        119,383
Property, plant and equipment, net              30,001         32,285
Deferred income taxes                            4,300          4,950
Other assets                                     1,984          1,638

Total assets                               $   161,340    $   158,256

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt        $        --    $    10,000
  Accounts payable                              11,229         14,840
  Accrued liabilities                           38,403         39,942
Total current liabilities                       49,632         64,782
Long-term debt                                  24,000         34,000
Employee benefit plan liabilities               14,008         15,001
Commitments                                         --             --
Shareholders' equity
  Preferred stock, par value $.01
   per share:
    Authorized-1,000,000 shares;
    Issued and outstanding-None                     --             --
  Common stock, par value $.01 per share:
    Class A, authorized-30,000,000 shares;
    Issued and outstanding-10,020,226
     shares in 2001, 9,943,762 shares
     in 2000                                       100             99
    Class B, authorized-3,750,000 shares;
     Issued and outstanding-2,207,394
shares in 2001, 2,228,707 shares
      in 2000                                       22             22
  Additional paid - in capital                   5,339             --
  Retained earnings                             68,551         45,054
  Unearned compensation under restricted
   stock plan                                     (312)          (702)
Total shareholders' equity                      73,700         44,473

Total liabilities and shareholders' equity $   161,340    $   158,256

See notes to consolidated financial statements.

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                Consolidated Statements of Income
        (Dollars in thousands, except per share amounts)



                                                For the Year Ended
                                      December 29,  December 30,   January 1,
                                          2001           2000         2000
Net sales                            $    463,069   $   453,062   $  429,786
Cost of products sold                     269,286       262,638      249,592

Gross profit                              193,783       190,424      180,194

Selling, general and administrative
  expenses                                148,326       143,012      133,977
Royalty income, net                        (9,259)       (8,257)      (7,435)

Operating income                           54,716        55,669       53,652

Other income (expense):
  Interest expense                         (2,258)       (5,148)      (1,469)
  Interest income                             834           946        1,092
  Miscellaneous                               (29)        1,326          (88)

Other income (expense) - net               (1,453)       (2,876)        (465)

Income before income taxes                 53,263        52,793       53,187

Income taxes                               20,455        20,576       20,739

Net income                           $     32,808   $    32,217   $   32,448

Net income per common share
  Basic                              $       2.69   $      2.61   $     2.01
  Diluted                                    2.61          2.58         1.99

See notes to consolidated financial statements.

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
   Consolidated Statements of Changes in Shareholders' Equity
   (Dollars and shares in thousands, except per share amounts)


                                                                                     Unearned
                                  Common Stock            Additional               Compensation
                              Class A        Class B       Paid-In    Retained   Under Restricted
                          Shares   Amount Shares  Amount   Capital    Earnings      Stock Plan
Balance -
January 2, 1999           15,669   $157   2,260   $ 23    $      --   $102,837   $       --

  Net income                  --     --      --     --           --     32,448           --
  Dividends
    -    Class A
    ($.20 per share)          --     --      --     --           --     (2,730)          --
    -    Class B
    ($.17 per share)          --     --      --     --           --       (383)          --
  Conversions of
   common shares              13     --     (13)    --           --         --           --
  Stock options
   exercised                 126      1      --     --          812         --           --
  Income tax benefit
   from stock options
   exercised                  --     --      --     --          650         --           --
  Repurchase and
   retirement of common
   shares, net            (5,447)   (54)     (6)    --       (1,462)  (108,860)          --

Balance -
January 1, 2000           10,361    104   2,241     23           --     23,312           --

  Net income                  --     --      --     --           --     32,217           --
  Dividends
    -    Class A
     ($.20 per share)         --     --      --     --           --     (2,016)          --
    -    Class B
     ($.17 per share)         --     --      --     --           --       (381)          --
  Conversions of
   common shares              12      1     (12)    (1)          --         --           --
  Stock options
   exercised                 101     --      --     --          767         --           --
  Income tax benefit
   from stock options
   exercised                  --     --      --     --          432         --           --
  Award of restricted
   stock                      55     --      --     --          935         --         (935)
  Compensation earned
   under restricted
   stock plan                 --     --      --     --           --         --          233
  Repurchase and
   retirement of
   common shares, net       (585)    (6)     --     --       (2,134)    (8,078)          --

Balance -
December 30, 2000          9,944     99   2,229     22           --     45,054         (702)

  Net income                  --     --      --     --           --     32,808           --
  Dividends
    -    Class A
      ($.22 per share)        --     --      --     --           --     (2,198)          --
    -    Class B
      ($.19 per share)        --     --      --     --           --       (422)          --
  Conversions of common
   shares                     21     --     (21)    --           --         --           --
  Stock options
   exercised                 452      5      --     --        5,234         --           --
  Income tax benefit
   from stock options
   exercised                  --     --      --     --        3,754         --           --
  Compensation earned
   Under restricted
   stock plan                 --     --     --      --           --         --          390
  Repurchase and
   retirement of            (397)    (4)     --     --       (3,649)    (6,691)          --
   common shares, net

Balance -
December 29, 2001         10,020   $ 100  2,208   $ 22    $   5,339   $ 68,551   $    (312)

See notes to consolidated financial statements.

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                     (Dollars in thousands)

                                                                 For the Year Ended
                                                       December 29,  December 30,  January 1,
                                                            2001          2000          2000
Cash flows from operating activities:
  Net income                                           $   32,808    $   32,217    $  32,448
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                           7,210         7,154        7,093
     Amortization                                             806           834          965
     (Gain) loss on disposal of assets                         76        (1,195)          96
     Deferred income taxes                                  1,450           850        2,000
     Compensation earned under restricted stock plan          390           233           --
     Income tax benefit from stock option exercises         3,754           432          650
     Benefit plan expense, net of contributions              (993)          (14)       2,550
     Changes in operating assets and liabilities:
        Accounts receivable                                 4,469       (13,652)       7,494
        Inventories                                        (2,244)       (4,690)      17,089
        Prepaid expenses and other current assets             275        (1,108)          88
        Accounts payable                                   (3,611)        4,571        2,631
        Accrued liabilities                                (1,539)        2,966       (2,472)
Net cash provided by operating activities                  42,851        28,598       70,632

Cash flows from investing activities:
  Additions to property, plant and equipment               (5,106)       (8,550)      (7,148)
  Proceeds from disposal of assets                            104         1,954          691
  Sale of investments, net                                    511            --        1,989
  Changes in other assets                                  (1,152)          592       (1,703)
Net cash used in investing activities                      (5,643)       (6,004)      (6,171)

Cash flows from financing activities:
  Payments on long-term debt                              (20,000)           --           --
  Principal from long-term borrowings                          --            --       44,000
  Dividends paid                                           (2,620)       (2,397)      (3,113)
  Net proceeds from issuance of common shares               5,239           767          813
  Repurchase of common shares                             (10,344)      (10,218)    (110,376)
  Other                                                        --            --       (1,000)
Net cash used in financing activities                     (27,725)      (11,848)     (69,676)

Net increase (decrease) in cash and cash equivalents        9,483        10,746       (5,215)
Cash and cash equivalents at beginning of year             19,839         9,093       14,308
Cash and cash equivalents at end of year               $   29,322    $   19,839    $   9,093
Supplementary disclosures
  Cash paid for interest                               $    2,467    $    4,105    $     512
  Cash paid for income taxes                           $   18,658    $   16,630    $  19,182

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

      Cash and cash equivalents

      Cash equivalents consist of highly liquid debt instruments such as money market accounts and commercial paper with original maturities of three months or less and other financial instruments that can be readily liquidated. The Company's policy is to invest cash in conservative instruments as part of its cash management program and to evaluate the credit exposure of any investment. Cash equivalents are stated at cost, which approximates market value.

      Investments

      Investments are classified as available-for-sale securities and are highly liquid debt instruments. These investments are stated at cost, which approximates market value.

      Financial instruments

      The fair value of financial instruments, primarily accounts receivable and debt, do not materially differ from their carrying value.

      Inventories

      Inventories are stated at the lower of cost or market. Inventories stated on the last-in, first-out (LIFO) basis represent 99.4% of total 2001 and 99.6% of total 2000 inventories. Remaining inventories are valued using the first-in, first-out (FIFO) method.

      Property, plant and equipment

      Property, plant and equipment are carried at cost or at management's estimate of fair market value if considered impaired under the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" less accumulated depreciation. Expenditures for improvements that increase asset values and extend usefulness are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization for financial reporting purposes are calculated using the straight-line method based on the following useful lives:

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

      Advertising

      Advertising costs are expensed as incurred and totaled
      $14,896, $16,318 and $13,803 in 2001, 2000 and 1999,
      respectively.

      Earnings per share

      The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is computed as follows (in thousands):

                                                         2001    2000    1999
       Denominator for basic earnings per share-
         weighted average shares                       12,191   12,321  16,112
       Employee stock options (treasury stock method)     390      157     208
       Denominator for diluted earnings per share      12,581   12,478  16,320

      The Company had 26,500, 639,450 and 361,000 employee stock options that were anti-dilutive in 2001, 2000 and 1999, respectively, and, accordingly, are not included in the diluted earnings per share calculations.

      Fiscal year

      The Company's fiscal year is a 52/53 week year ending on the Saturday closest to December 31. Fiscal 2001 ended on December 29, 2001, fiscal 2000 ended on December 30, 2000 and fiscal 1999 ended on January 1, 2000, all of which were 52 week years. All references to years in this report refer to the fiscal years described above.

      Comprehensive income

      Comprehensive income equaled net income in 2001, 2000 and 1999.

      Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2.   INVENTORIES

          A summary of inventories follows:

                           December 29,  December 30,
                               2001          2000

       Finished goods      $   49,069    $  37,398
       Work in process          5,832       12,595
       Raw materials              528        3,192
       Total               $   55,429    $  53,185


      The replacement cost of inventory exceeds the above LIFO costs by $12,138 and $11,983 at December 29, 2001 and December 30, 2000, respectively.

      Partial liquidation of certain LIFO layers in 1999 increased net income by approximately $1,338.

NOTE 3.   PROPERTY, PLANT AND EQUIPMENT

      A summary of property, plant and equipment follows:

                                                          December 29,  December 30,
                                                              2001          2000
        Land and improvements                             $      2,873  $      2,869
        Buildings                                               14,220        13,994
        Leasehold improvements                                  20,018        18,120
        Machinery and equipment                                 35,406        33,233
        Construction in progress                                   192            79
        Total                                                   72,709        68,295
        Less: accumulated depreciation and amortization         42,708        36,010
        Property, plant and equipment, net                $     30,001  $     32,285

NOTE 4.   CREDIT AGREEMENTS

      The Company's unsecured credit agreement, as amended, with a number of banks provides a $44,000 term loan for the repurchase of shares of its common stock and a $75,000 revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires November 3, 2002.

      Under the terms of the agreement, interest rates are determined at the time of borrowing and are based on London Interbank Offered Rates plus additional basis points as determined by the Company's financial ratios (effectively 3.0% at December 29, 2001). Commitment fees of .20% are required on the unused revolving credit facility and term loan. The Company is required to maintain certain financial ratios in connection with this agreement. As of December 29, 2001, the Company is in compliance with all of its financial covenants.

      There were no outstanding borrowings against the revolving credit arrangement at December 29, 2001 or December 30, 2000. Outstanding borrowings on the term loan at December 29, 2001 and December 30, 2000, were $24,000 and $44,000, respectively.  The term loan is due in $10,000 annual
      repayments with a final maturity in 2004.    The annual
      repayment originally due in 2002 was prepaid in 2001. Letters of credit of approximately $14,944 were outstanding at December 29, 2001, with $60,056 of the unused revolving credit facility available for borrowing.

      Annual maturities of principal on long-term debt are as follows:

         Fiscal Year
           2003               $ 10,000
           2004                 14,000
         Total                $ 24,000

NOTE 5.   ACCRUED LIABILITIES

      A summary of accrued liabilities follows:

                                December 29,  December 30,
                                    2001          2000

       Compensation             $     7,181   $      6,648
       Workers' compensation          8,900          9,000
       Income taxes                   5,182          8,375
       Other                         17,140         15,919
       Total                    $    38,403   $     39,942


NOTE 6.   LEASES

      The Company leases certain property and equipment including retail sales facilities, manufacturing facilities, and a regional sales office under operating leases. Certain leases provide the Company with renewal options. Leases for retail sales facilities provide for minimum rentals plus contingent rentals based on sales volume.

      Minimum future rental payments under noncancellable operating leases are as follows:

        Fiscal Year
           2002                                 $  15,676
           2003                                    14,123
           2004                                    11,019
           2005                                     6,880
           2006                                     3,217
           Thereafter                               2,817
        Total minimum lease payments            $  53,732

      Total rent expense charged to operations for all operating leases is as follows:

                                   2001    2000      1999

          Minimum rentals        $18,755  $17,778  $ 15,754
          Contingent rentals       1,262    1,187     1,191
          Total rent expense     $20,017  $18,965  $ 16,945

NOTE 7.   INCOME TAXES

      Income tax expense is comprised of the following:

                            2001     2000      1999
       Current:
         Federal           $17,092  $16,664  $15,322
         State and local     1,913    3,062    3,417
       Deferred              1,450      850    2,000
       Total               $20,455  $20,576  $20,739

      Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax basis of Company assets and liabilities and include the following components:

                                                   December 29,  December 30,
                                                       2001          2000
                                                     [Assets (Liabilities)]
       Current deferred taxes
         Accounts receivable allowances            $    2,410    $    1,921
         Inventory valuation                            3,895         4,012
         Accrued liabilities                            5,960         6,309
         Other                                            735         1,558
       Total net current deferred tax assets       $   13,000    $   13,800
       Non-current deferred taxes
         Depreciation                              $     (825)   $     (805)
         Deferred employee benefits                     5,155         5,883
         Trademark                                        479           499
         Other                                           (509)         (627)
       Total net non-current deferred tax assets   $    4,300    $    4,950

      Substantially all income is subject to United States taxation. A reconciliation of the federal statutory income tax rate to the effective tax rates reflected in the consolidated statements of income follows:

                                               2001   2000   1999
       Federal statutory tax rate              35.0% 35.0%  35.0%
       Differences resulting from:
         State and local income taxes, net      3.3   4.3    4.5
          of federal income tax benefit
         Other                                   .1   (.3)   (.5)
       Total                                   38.4% 39.0%  39.0%

NOTE 8.     RETIREMENT PLANS

       The Company has defined contribution and defined benefit pension plans covering substantially all employees. Charges to operations by the Company for these plans totaled $2,047, $2,193 and $3,454 for 2001, 2000 and
       1999, respectively.

       Defined benefit plans

       The Company sponsors several defined benefit pension plans covering certain hourly and salaried employees.
       The Company also sponsors an unfunded defined benefit postretirement life and health insurance plan that covers qualifying salaried employees.

       The actuarial computations utilized the following assumptions as applicable for the most significant plans:

                                                       2001    2000    1999
        Discount rate                                   7.0%    7.5%    7.5%
        Expected long-term rate of return on assets     9.0%    9.0%    9.0%
        Rates of increase in compensation levels      0-4.5%  0-4.5%  0-4.5%

       Net periodic pension cost was comprised of:


                                                 2001      2000      1999
        Service cost                           $ 1,894    $1,937   $ 2,276
        Interest cost                            2,540     2,358     2,248
        Expected return on plan assets          (3,692)   (3,555)   (2,841)
        Amortization of prior service cost         331       585       468
        Amortization of transition obligation     (159)     (146)     (156)
        Recognized actuarial gain                 (827)     (897)     (313)
        Net periodic pension cost              $    87    $  282   $ 1,682

        A reconciliation of changes in pension benefit obligation and plan assets follows:



                                                               2001        2000
        Change in benefit obligation
           Benefit obligation at beginning of year           $ 35,336   $ 32,274
           Service cost                                         1,894      1,937
           Interest cost                                        2,540      2,358
           Amendments                                              78         37
           Actuarial loss                                       2,399          9
           Benefits paid                                       (3,496)    (1,279)
         Benefit obligation at end of year                     38,751     35,336

        Change in plan assets
           Fair value of plan assets at beginning of year      44,195     34,820
           Actual return on plan assets                        (5,751)     9,755
           Company contributions                                  664        899
           Benefits paid                                       (3,496)    (1,279)
         Fair value of plan assets at end of year              35,612     44,195

        Funded status
           Funded status of plan                               (3,139)     8,859
           Unrecognized net actuarial gain                     (5,571)   (18,239)
           Unrecognized prior service cost                      1,516      1,768
           Unrecognized transition obligation                    (310)      (469)
         Accrued benefit cost                                $ (7,504)  $ (8,081)



       Amounts applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

                                        ABO > Assets   ABO > Assets
                                        December 29,   December 30,
                                            2001           2000
        Projected benefit obligations   $      8,180   $      4,274
        Accumulated benefit obligations        6,942          3,399
        Fair value of plan assets              5,110          1,939



       Defined contribution plans

       The Company maintains a defined contribution retirement plan covering certain salaried employees. Annual contributions are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for contributions under this plan totaled $1,278, $1,168 and $1,125, for 2001, 2000 and 1999, respectively.

       The Company maintains a retirement plan covering certain salaried and hourly employees pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to approximately $402, $506 and $427 for 2001, 2000 and 1999, respectively.

       The Company also has a supplemental retirement program for designated employees. Annual provisions to this unfunded plan are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for additions to this plan totaled $280, $237 and $220 for 2001, 2000 and 1999 respectively.

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

       On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program. During 2001, 2000 and 1999, the Company repurchased 397,300, 585,200 and 253,900 shares, respectively, of its Class A common stock under this program for approximately $10,344, $10,218 and $4,800, respectively. Accordingly, at December 29, 2001, the Company is authorized to repurchase 1,263,600 additional shares.

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

       The Company's Incentive Stock Option Plans have authorized the grant of options to management personnel and directors for up to 3,125,000 of the Company's Class A common stock. As of December 29, 2001, 1,031,875 shares are available for grant. Options granted generally have 10 year terms and vest ratably over a four year period following date of grant.

       The following pro forma information regarding net income and net income per share required by SFAS No. 123, "Accounting for Stock Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 5.00%, 6.47% and 5.10%; annual dividends of $.22, $.20 and $.20; volatility factors of the expected market price of the Company's common stock of .508, .533 and .575; and a weighted-average expected life of the option of approximately 8 years. Changes in these subjective assumptions can significantly affect the fair value calculations.

       The estimated fair value of the options is amortized to expense over the options' vesting period:

                                      2001     2000     1999
        Net income as reported      $32,808  $32,217  $32,448
        Pro forma net income         31,255   31,204   31,947
        Net income per common share
         as reported
          Basic                        2.69     2.61     2.01
          Diluted                      2.61     2.58     1.99
        Pro forma net income per
         common share
          Basic                        2.56     2.53     1.98
          Diluted                      2.51     2.52     1.97


       A summary of the Company's stock option activity and related information follows:

         	               2001            	        2000    	         1999
                                    Weighted-                Weighted-                Weighted-
	                Options      average     Options      average     Options      average
                        (000's)  exercise price  (000's)  exercise price  (000's)  exercise price

Outstanding-
 beginning
 of year                 1,340     $     15 	  1,193	     $   14        1,082     $     11
Granted	                   344	         20	    349	         16	     342	   19
Exercised   	          (452)          12	   (101)          8	    (207)           8
Forfeited	           (33)	         18	   (101)         17	     (24)          14
Outstanding-end of
 year	                 1,199	   $     17	  1,340	     $   15	   1,193     $     14
Exerciseable at end
 of year                   507	   $     16 	    667	     $   13	     448     $     11
Weighted-average
 fair value of options
 granted during year               $  10.51                  $ 6.39   		     $   7.70


                                   Options outstanding                  Options exerciseable
                                        Weighted-
                                         average        Weighted-                    Weighted
            Range of        Number      remaining        average        Number        average
        exercise prices  outstanding  contract life  exercise price  Outstanding  exercise price
        $ 7 to $ 9           130           4.7            $ 8            130           $ 8
        $15 to $17           267           8.2            $16             71           $16
        $18 to $21           773           7.7            $19            282           $19
        $24 to $32            29           9.4            $29             24           $29
                           1,199                                         507

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

       In 2001, 2000 and 1999, sales to a wholesale customer, as a percentage of net sales, amounted to approximately 11%, 13% and 12%, respectively.

NOTE 11.  LITIGATION

       The Company is subject to various legal actions and proceedings in the normal course of business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe the final outcome will have a significant effect on the consolidated financial statements.

NOTE 12.  SEGMENT REPORTING

     The Company designs, sources, and markets apparel products using primarily the OshKosh B'Gosh brand. The apparel products are primarily marketed in two distinct distribution channels: domestic wholesale and through Company-owned retail stores. The Company designs and sources product to meet the needs of these distribution channels through a single procurement business unit.

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

                                                            All
                       Domestic                            Other/
                      Wholesale   Retail    Procurement  Corporate    Total

December 29, 2001
Net sales             $213,588   $245,112    $     5     $  4,364    $463,069
Income before
 income taxes           18,671     27,732      4,931        1,929      53,263
Assets                  57,831     46,207     13,753       43,549     161,340
Depreciation expense     1,651      3,662      1,073          824       7,210
Property, plant and
 equipment additions       248      4,166        669           23       5,106

December 30, 2000
Net sales             $215,982    $230,774   $    --      $ 6,306    $453,062
Income before
 income taxes           22,794      25,505       824        3,670      52,793
Assets                  62,140      36,216    25,160       34,740     158,256
Depreciation expense     1,612       3,319     1,357          866       7,154
Property, plant and
  equipment additions      804       7,131       541           74       8,550

January 1, 2000
Net sales             $212,371    $210,350   $    --      $ 7,065    $429,786
Income before
 income taxes           21,896      18,278    10,556        2,457      53,187
Assets                  52,580      31,922    19,796       25,401     129,699
Depreciation expense     1,570       3,107     1,222        1,194       7,093
Property, plant and
 equipment additions     2,285       4,209       421          233       7,148


NOTE 13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                             2001 Quarter Ended
                               March 31,   June 30,   September 29,   December 29,
                                 2001        2001         2001            2001
Net sales                       $99,445    $90,945      $147,488        $125,191
Gross profit                     40,993     38,238        63,664          50,888
Net income                        4,474      2,499        17,329           8,506
Net income per common share:
   Basic                            .37        .20          1.42             .70
   Diluted                          .36        .20          1.37             .68

                                            2000 Quarter Ended
                               April 1,    July 1,   September 30,    December 30,
                                 2000       2000         2000             2000
Net sales                       $95,051    $87,500      $142,339        $128,172
Gross profit                     40,587     37,437        60,979          51,421
Net income                        4,691      2,341        16,302           8,883
Net income per common share:
   Basic                            .37        .19          1.34             .73
   Diluted                          .37        .19          1.33             .72


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 3, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 3, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 3, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 3, 2002.

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

     (2)  Financial Statement Schedule:

          Schedule II - Valuation and Qualifying Accounts

          Schedules not included have been omitted because the schedules are not applicable, the amounts are immaterial, or the required information is included in the consolidated financial statements or notes thereto.

     (3)  Index to Exhibits

(b)  Reports on Form 8-K

          On August 8, 2001, the Company filed an 8-K to disclose a change in the Company's Certifying Accountant.

(c)  Exhibits

     3.1 Restated Certificate of Incorporation of OshKosh B'Gosh, Inc., as amended through May 7, 1998, previously filed as
          Exhibit 3.1 to the Company's Report on Form 10-Q dated July 22, 1998, Commission File Number 0-13365, is incorporated herein by reference.

     3.2  By-laws of OshKosh B'Gosh, Inc., as amended.

     *10.1  OshKosh B'Gosh, Inc. Profit Sharing Plan, as amended.

     *10.2  OshKosh B'Gosh, Inc. Pension Plan, as amended.

     *10.3  OshKosh B'Gosh, Inc. Executive Non-Qualified
          Profit Sharing Plan, as amended, previously filed as
          exhibit 10.3 to the Company's Annual Report on Form 10-
          K for the fiscal year ended January 1, 2000, Commission
          File Number 0-13365, is incorporated herein by reference.

     *10.4 OshKosh B'Gosh, Inc. Excess Benefit Plan, as amended, previously filed as exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, Commission File Number 0-
          13365, is incorporated herein by reference.

     *10.5  OshKosh B'Gosh, Inc. Executive Deferred
          Compensation Plan, as amended, previously filed as
          exhibit 10.5 to the Company's Annual Report on Form 10-
          K for the fiscal year ended January 1, 2000, Commission
          File Number 0-13365, is incorporated herein by reference.

     *10.6  OshKosh B'Gosh, Inc. Officers Medical and Dental
          Reimbursement Plan, as amended, previously filed as
          exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, Commission File Number 0-13365, is incorporated herein by reference.

     *10.7 OshKosh B'Gosh, Inc. 1994 Incentive Stock Plan, as amended.

     10.8 OshKosh B'Gosh, Inc. 1995 Outside Director's Stock
          Option Plan, as amended.

     *10.9  OshKosh B'Gosh, Inc. Flexible Nonstandardized
          401(k) Adoption Agreement and Smith Barney Prototype
          Defined Contribution Plan     Document #05, as amended,
          previously filed as exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, Commission File Number 0-13365, is incorporated herein by reference.

     10.10 Credit agreement between OshKosh B'Gosh, Inc. and Firstar Bank Milwaukee, N.A. and participating banks, dated as of November 3, 1999, as amended, previously filed as exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, Commission File Number 0-13365, is incorporated herein by reference.

     21. The following is a list of subsidiaries of the Company as of December 29, 2001. The consolidated financial statements reflect the operations of all subsidiaries as they existed on December 29, 2001.

                                                        State or Other
                                                       Jurisdiction of
                                                       Incorporation or
             Name of Subsidiary                          Organization

             OBG Sales, Inc.                               Delaware
             Manufacturera International Apparel, S.A.     Honduras
             OshKosh B'Gosh International Sales, Inc.      Virgin Islands
             OshKosh B'Gosh Asia/Pacific Ltd. (Inactive)   Hong Kong
             OshKosh B'Gosh Investments, Inc.              Nevada
             OshKosh B'Gosh Retail, Inc.                   Delaware
             OBG Distribution Company, LLC                 Wisconsin
             OBG Manufacturing Company                     Kentucky
             OshKosh B'Gosh Operations, LLC                Wisconsin
             OshKosh B'Gosh Procurement Company, LLC       Wisconsin
             Millennia Manufacturing SRL de CV             Mexico



     23.  Consent of Arthur Andersen LLP
          Consent of Ernst & Young LLP

     99.  Letter to Commission Pursuant to Temporary Note 3T


     * Represents a plan that covers compensation, benefits and/or related arrangements for executive management.


                           SIGNATURES

     Date:  March 22, 2002

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      OSHKOSH B'GOSH, INC.


                    By:  /S/ DOUGLAS W. HYDE
  Chairman of the Board, President and Chief Executive Officer


                  By:  /S/ DAVID L. OMACHINSKI
  Vice President-Finance, Treasurer and Chief Financial Officer
  (Principal Financial Officer and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                          Title



     /S/ DOUGLAS W. HYDE       Chairman of the Board,President
                               and Chief Executive Officer

     /S/ MICHAEL D. WACHTEL    Executive Vice President, Chief
                               Operating Officer and Director

     /S/ DAVID L. OMACHINSKI   Vice President-Finance, Treasurer,
                               Chief Financial Officer and Director

     /S/ STEVEN R. DUBACK      Secretary and Director

     /S/ WILLIAM F. WYMAN      Vice President Domestic Licensing
                               and Director

     /S/ STIG A. KRY           Director


     Date:  March 22, 2002

              OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
                           Schedule II


     Valuation and Qualifying Accounts
     (Dollars in Thousands)


                                         2001      2000      1999
    Accounts receivable - allowances:
     Balance at beginning of period    $ 5,510   $ 3,790   $ 4,240
     Charged to costs and expenses      31,177    22,314    17,437
     Deductions - bad debts and other
       allowances written off,
       net of recoveries               (29,612)  (20,594)  (17,887)

    Balance at end of period           $ 7,075   $ 5,510   $ 3,790


EXHIBIT 23

       CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into the Company's previously filed Registration Statements File No. 333-
01051 and No. 333-74038.

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
March 22, 2002


       CONSENT OF ERNST & YOUNG, LLP INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 333-01051 and No. 333-74038) of OshKosh B'Gosh, Inc. of our report dated January 26, 2001, with respect to the consolidated financial statements and schedule of OshKosh B'Gosh, Inc. and Subsidiaries as of and for each of the two years in the period ended December 30, 2000 included in this Annual Report (Form 10-K) for the year ended December 29, 2001.

Ernst & Young LLP

Milwaukee, Wisconsin
March 22, 2002