Form 10-Q
period 2002-03-30
OSHKOSH B GOSH INC
filed 2002-04-23
CIK 75042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission file number 0-13365

Oshkosh B'Gosh, Inc.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39-0519915 (IRS Employer Identification Number)

112 Otter Avenue Oshkosh, Wisconsin 54901 (Address of principal executive offices)

(920) 231-8800
 (Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No       .

As of April 15, 2002, there were outstanding 10,390,686 shares of Class A Common Stock and 2,206,284 shares of Class B Common Stock.

FORM 10-Q

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)
	March 30, 2002	December 29, 2001*

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$44,620	$29,322
Accounts receivable	28,296	25,697
Inventories	49,674	55,429
Prepaid expenses and other current assets	1,640	1,607
Deferred income taxes	11,600	13,000

Total current assets	135,830	125,055

Property, plant and equipment	72,664	72,709
Less accumulated depreciation and amortization	43,593	42,708

Net property, plant and equipment	29,071	30,001

Non-current deferred income taxes	4,000	4,300
Other assets	1,912	1,984

Total assets	$170,813	$161,340

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,244	$11,229
Accrued liabilities	37,038	38,403

Total current liabilities	45,282	49,632

Long-term debt	24,000	24,000
Employee benefit plan liabilities	14,288	14,008

Shareholders' equity
Preferred stock	--	--
Common stock:
Class A	104	100
Class B	22	22
Additional paid-in capital	13,833	5,339
Retained earnings	73,497	68,551
Unearned compensation under restricted stock plan	(213)	(312)

Total shareholders' equity	87,243	73,700

Total liabilities and shareholders' equity	$170,813	$161,340

*Condensed from audited financial statements. See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)
	Three Month Period Ended

	March 30, 2002	March 31, 2001

Net Sales	$100,781	$99,445

Cost of products sold	56,522	58,452

Gross profit	44,259	40,993

Selling, general and administrative expenses	37,393	35,710
Royalty income, net	(2,616)	(2,464)

Operating income	9,482	7,747

Other income (expense):
Interest expense	(429)	(731)
Interest income	126	216
Miscellaneous	(39)	31

Other income (expense) -- net	(342)	(484)

Income before income taxes	9,140	7,263

Income taxes	3,473	2,789

Net income	$5,667	$4,474

Net income per common share
Basic	$0.46	$0.37
Diluted	$0.45	$0.36

Weighted average common shares outstanding
Basic	12,336	12,183
Diluted (including share equivalents)	12,710	12,396

Cash dividends per common share
Class A	$0.0600	$0.0500
Class B	$0.0525	$0.0425

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)
	Three Month Period Ended

	March 30, 2002	March 31, 2001

Cash flows from operating activities
Net income	$5,667	$4,474
Depreciation and amortization	2,187	1,959
Deferred income taxes	1,700	1,950
Income tax benefit from stock options exercised	3,427	257
Items in net income not affecting cash and cash equivalents	636	(277)
Changes in current assets	3,123	(1,241)
Changes in current liabilities	(4,350)	(10,544)

Net cash provided by (used in) operating activities	12,390	(3,422)

Cash flows from investing activities
Additions to property, plant and equipment	(1,550)	(1,084)
Proceeds from disposal of assets	289	26
Sale of short-term investments	--	511
Changes in other assets	(181)	(869)

Net cash used in investing activities	(1,442)	(1,416)

Cash flows from financing activities
Payment on long-term debt	--	(7,000)
Dividends paid	(721)	(591)
Net proceeds from issuance of common shares	5,071	718
Repurchase of common shares	--	(514)

Net cash provided by (used in) financing activities	4,350	(7,387)

Net increase (decrease) in cash and cash equivalents	15,298	(12,225)

Cash and cash equivalents at beginning of period	29,322	19,839

Cash and cash equivalents at end of period	$44,620	$7,614

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
 (In thousands)
(Unaudited)

NOTE 1. BASIS OF PREPARATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of March 30, 2002, and the results of operations and cash flows for the three month periods ended March 30, 2002 and March 31, 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2. INVENTORIES

A summary of inventories follows:

	March 30, 2002	December 29, 2001

Finished goods	$43,406	$49,069
Work in process	4,696	5,832
Raw materials	1,572	528

Total	$49,674	$55,429

The replacement cost of inventory exceeds the above LIFO costs by $12,138 at March 30, 2002 and December 29, 2001.

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

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories, and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows:

	Domestic Wholesale	Retail	Procurement	All Other/ Corporate	Total

For the three months ended March 30, 2002

Net sales	$51,905	$47,353	$14	$1,509	$100,781
Income before income taxes	6,166	931	1,855	188	9,140
Assets	41,280	59,408	15,112	55,013	170,813
Depreciation expense	568	964	213	189	1,934
Property, plant and equipment
additions	20	1,489	37	4	1,550

For the three months ended March 31, 2001

Net sales	$54,765	$42,854	$--	$1,826	$99,445
Income before income taxes	5,342	785	(74)	1,210	7,263
Assets	63,481	40,760	19,985	20,561	144,787
Depreciation expense	427	901	290	212	1,830
Property, plant and equipment
additions	45	509	525	5	1,084

For the year ended December 29, 2001

Net sales	$213,588	$245,112	$5	$4,364	$463,069
Income before income taxes	18,671	27,732	4,931	1,929	53,263
Assets	57,831	46,207	13,753	43,549	161,340
Depreciation expense	1,651	3,662	1,073	824	7,210
Property, plant and equipment
additions	248	4,166	669	23	5,106

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

	As a Percentage of
	Net Sales for the Three Months Ended

	March 30, 2002		March 31, 2001

Net Sales	100.0%		100.0%
Cost of products sold	56.1%		58.8%

Gross profit	43.9%		41.2%
Selling, general and administrative expenses	37.1%		35.9%
Royalty income, net	(2.6%	)	(2.5%	)

Operating income	9.4%		7.8%
Other income (expense), net	(0.3%	)	(0.5%	)

Income before income taxes	9.1%		7.3%
Income taxes	3.5%		2.8%

Net income	5.6%		4.5%

Net Sales

Consolidated net sales for the first quarter ended March 30, 2002 were $100.8 million, a $1.4 million increase (1.4%) over 2001 first quarter net sales of $99.4 million. The Company's net sales for the first quarter of 2002 and 2001 are summarized as follows:

	Net Sales (in millions)

	Domestic

	Wholesale	Retail	Other	Total
Three months ended:
March 30, 2002	$51.9	$47.4	$1.5	$100.8
March 31, 2001	54.7	42.9	1.8	99.4

Increase (decrease)	$(2.8)	$4.5	$(0.3)	$1.4

Percent increase (decrease)	(5.1%)	10.5%	(16.7%)	1.4%

The Company licensed its footwear and outerwear products effective May 1, 2001. The Company's wholesale sales of footwear and outerwear in the first quarter of 2001 were approximately $1.6 million.

Excluding its footwear and outerwear products, the Company's first quarter 2002 domestic wholesale unit shipments were below first quarter 2001 unit shipments by approximately 5.5%. The decrease in unit shipments resulted from a combination of an acceleration of unit shipments of Spring 2002 season merchandise into December 2001 and a decrease in the number of "close-out" units sold. The wholesale sales dollar decrease of 2.3% was lower than the 5.5% unit decrease as a result of a combination of slightly higher average unit selling prices and the lower level of "close-out" unit sales. Beginning with the Spring 2002 season, the Company added Kohl's Department Stores as a customer. First quarter net sales to Kohl's were approximately $9.2 million. The Company currently anticipates an 11% to 16% decrease in its wholesale net sales dollars during the second quarter of 2002 as compared to the second quarter of 2001.

The Company's first quarter 2002 retail sales increase resulted from a 4.4% comparable store sales increase in addition to sales volume from stores opened subsequent to April 1, 2001. An earlier Easter sales period and a particularly poor 2001 first quarter sales level favorably impacted the comparable sales increase. The Company currently anticipates flat comparable store sales for the second quarter of 2002.

At March 30, 2002 the Company operated 148 domestic OshKosh retail stores, including 141 factory outlet stores, two showcase stores, and five strip mall stores. During the first quarter of 2002, the Company opened seven factory outlet stores. At March 31, 2001 the Company operated a total of 136 domestic OshKosh retail stores. Current Company plans for the remainder of 2002 call for the addition of four factory outlet stores.

Gross Profit

The Company's gross profit margin as a percent of sales increased to 43.9% in the first quarter of 2002, compared to 41.2% in the first quarter of 2001. The increase in gross profit margin was due primarily to an increased proportion of sales from the Company's retail stores for the quarter, the favorable impact of lower "close-out" sales, and efficient execution of the Company's sourcing plan. The Company currently anticipates its second quarter 2002 gross profit margin as a percent of sales to be slightly lower than the comparable 2001 period.

Selling, General, and Administrative Expenses (SG&A)

SG&A expenses for the first quarter of 2002 increased $1.7 million over the first quarter of 2001. As a percentage of net sales, SG&A expenses were 37.1% for the first quarter of 2002 as compared to 35.9% for the first quarter of 2001. The increase in expenses relates primarily to growth in the Company's retail operations compared to the first quarter of 2001.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. The Company's first quarter 2002 net royalty income of $2.6 million increased approximately 6% compared to net royalty income earned in the first quarter of 2001 of approximately $2.5 million. This increase is primarily attributable to licenses of the Company's footwear and outerwear, which became licensed products in May, 2001.

Operating Income

As a result of the factors described above, the Company's operating income increased to $9.5 million for the first quarter of 2002 as compared to $7.7 million for the first quarter of 2001.

Other Income (Expense) --Net

The Company's first quarter 2002 net other income (expense) was a $.3 million expense compared to $.5 million in 2001. Interest expense was lower for the first quarter of 2002 due to lower interest rates, lower levels of seasonal borrowings and prepayment of $10.0 million of the Company's long-term debt during the fourth quarter of 2001.

Income Taxes

The Company's effective tax rate for the first quarter of 2002 was 38.0% compared to 38.4% in 2001. The Company currently anticipates an effective income tax rate of approximately 38.0% for the remainder of 2002.

Net Income

Net income for the three months ended March 30, 2002 of $5.7 million was a $1.2 million (26.7%) increase compared to net income for the three months ended March 31, 2001 of $4.5 million. Diluted earnings per share were $.45, a $.09 (25%) increase from 2001 first quarter diluted earnings per share of $.36.

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

Financial Position, Capital Resources and Liquidity

At March 30, 2002, the Company's cash and cash equivalents were $44.6 million, compared to $29.3 million at the end of 2001 and $7.6 million at March 31, 2001. The increase in cash and cash equivalents is primarily attributable to cash generated from operations and proceeds from the issuances of common shares through stock option exercises. Net working capital at March 30, 2002 was $90.5 million compared to $75.4 million at December 29, 2001, and $61.4 million at March 31, 2001. The increase in working capital compared to March 31, 2001 is primarily attributable to increases in cash and cash equivalents. Accounts receivable at March 30, 2002, were $28.3 million compared to $25.7 million at December 29, 2001, and $29.9 million at March 31, 2001. Inventories at March 30, 2002, were $49.7 million, compared to $55.4 million at December 29, 2001, and $54.6 million at March 31, 2001. Management believes that March 30, 2002, inventory levels are generally appropriate for anticipated 2002 business activities.

Cash provided by operations amounted to approximately $12.4 million in the first quarter of 2002, compared to cash used of $3.4 million in the first quarter of 2001. The change in cash provided by operating activities in the first quarter of 2002 compared to 2001 is primarily attributable to reduced inventory levels and the tax benefit of stock options exercised during the first quarter of 2002, as compared to the first quarter of 2001.

Cash used in investing activities totaled $1.4 million of cash in the first quarter of 2002 compared to $1.4 million in 2001. Capital expenditures were $1.6 million in the first quarter of 2002 and $1.1 million in the first quarter of 2001, and are currently budgeted at $6.0 million for all of 2002. Depreciation and amortization are currently budgeted at $8.0 million for 2002.

Cash generated by financing activities totaled $4.4 million in the first quarter of 2002, compared to a use of $7.4 million in the first quarter of 2001. The Company's primary financing activities consisted of dividends, issuances of common shares through stock option exercises, and a long-term debt payment in 2001.

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program. During the first quarter of 2002, the Company did not repurchase any shares of its Class A common stock under these programs. The Company has repurchased a total of 1,236,400 shares of its Class A common stock under its current repurchase program.

The Company's unsecured credit agreement, as amended, with a number of banks provided a term loan for the repurchase of shares of its common stock, and includes a $75 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires November 3, 2002. The Company currently intends to extend this revolving credit facility during the first half of 2002.

There were no outstanding borrowings on the revolving credit facility at March 30, 2002, December 29, 2001 or March 31, 2001. The Company had $24 million of outstanding long-term debt at March 30, 2002 and at December 29, 2001 and $37 million at March 31, 2001 under the term loan component of the credit agreement. The term loan is due in annual installments of $10.0 million and cannot be reborrowed. The annual repayment originally due in 2002 was prepaid in 2001.

The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures and business development needs.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under these Statements, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. In addition, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests separate from periodic impairment tests for other long-lived assets. Since the Company has not recorded any goodwill, adoption of Statement No. 142 did not have a significant effect on the Company's results of operations or financial position.

In August 2001, the FASB issued Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. The statement supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. This statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. Implementation of this Statement did not have a material impact on the Company's results of operations or financial position.

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

FORWARD-LOOKING STATEMENTS

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in Company press releases and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated financial position, results of operations and level of business for 2002 or any other future period, are forward-looking statements within the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are generally indicated by words or phrases such as "plan", "estimate", "project", "anticipate", "the Company believes", "management expects", "currently anticipates", "remains optimistic" and similar phrases are based on current expectations only and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, projected, or estimated.

Among the factors that could cause actual results to materially differ include the level of consumer spending for apparel, particularly in the children's wear segment; risks associated with competition in the market place, including the financial condition of and consolidations, restructurings and other ownership changes in, the apparel and related products industry and the retail industry, the introduction of new products or pricing changes by the Company's competitors, and the Company's ability to remain competitive with respect to product, service and value; risks associated with the Company's dependence on sales to a limited number of large department and specialty store customers, including risks related to customer requirements for vendor margin support, as well as risks related to extending credit to large customers; risks associated with possible deterioration in the strength in the retail industry, including, but not limited to, business conditions and the economy, natural disasters, the unanticipated loss of a major customer; risks related to the failure of Company suppliers to timely deliver needed raw materials, the Company's ability to correctly balance the level of its commitments with actual orders; risks associated with terrorist activities as well as risks associated with foreign operations; risks related to the Company's ability to defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues. In addition, the inability to ship Company products within agreed time frames due to unanticipated manufacturing and/or distribution system delays or the failure of Company contractors to deliver products within scheduled time frames are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Mexico and Central America. If financial, political or other related difficulties were to adversely impact the Company's contractors in these regions, it could disrupt the supply of product contracted for by the Company.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The credit agreement entered into by the Company in November, 1999, as amended, provided a term loan to finance the repurchase of the Company's common stock (of which $24 million is outstanding at March 30, 2002) and includes a $75 million revolving credit facility available for general corporate purposes. Borrowings under this agreement bear interest at a variable rate, based on the London Interbank Offered Rates. Accordingly, the Company is affected by interest rate changes on its long-term debt. Management monitors this risk by carefully analyzing the short-term rates on its long-term debt portfolio and comparable long-term interest rates. The Company does not presently hedge its interest rate risk. With respect to this debt, a 1% change in interest rates would not have a material impact on the Company's interest expense for fiscal 2002.

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

OSHKOSH B'GOSH, INC.

Date: April 23, 2002	By:	/s/ DOUGLAS W. HYDE

Douglas W. Hyde
Chairman of the Board, President
Chief Executive Officer and Director

Date: April 23, 2002	By:	/S/DAVID L. OMACHINSKI

David L. Omachinski
Vice President-Finance, Treasurer
Chief Financial Officer and Director