Form 10-Q
period 2002-06-29
OSHKOSH B GOSH INC
filed 2002-07-22
CIK 75042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2002

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

As of July 15, 2002, there were outstanding 10,456,121 shares of Class A Common Stock and 2,205,699 shares of Class B Common Stock.

FORM 10-Q

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	June 29, 2002	December 29, 2001*

	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$26,415	$29,322
Accounts receivable	18,299	25,697
Inventories	61,999	55,429
Prepaid expenses and other current assets	1,428	1,607
Deferred income taxes	11,000	13,000

Total current assets	119,141	125,055

Property, plant and equipment	73,211	72,709
Less accumulated depreciation and amortization	44,377	42,708

Net property, plant and equipment	28,834	30,001

Non-current deferred income taxes	3,800	4,300
Other assets	1,685	1,984

Total assets	$153,460	$161,340

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,953	$11,229
Accrued liabilities	33,903	38,403

Total current liabilities	41,856	49,632

Long-term debt	8,000	24,000
Employee benefit plan liabilities	13,476	14,008

Shareholders' equity
Preferred stock	--	--
Common stock:
Class A	105	100
Class B	22	22
Additional paid-in capital	16,038	5,339
Retained earnings	74,086	68,551
Unearned compensation under restricted stock plan	(123)	(312)

Total shareholders' equity	90,128	73,700

Total liabilities and shareholders' equity	$153,460	$161,340

*Condensed from audited financial statements. See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)
	Three Month Period Ended		Six Month Period Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net Sales	$84,124	$90,945	$184,905	$190,390

Cost of products sold	48,096	52,707	104,618	111,159

Gross profit	36,028	38,238	80,287	79,231

Selling, general and administrative expenses	35,963	35,496	73,356	71,206
Royalty income, net	(2,267)	(1,719)	(4,883)	(4,183)

Operating income	2,332	4,461	11,814	12,208

Other income (expense):
Interest expense	(391)	(663)	(820)	(1,394)
Interest income	183	256	309	472
Miscellaneous	24	3	(15)	34

Other income (expense) -- net	(184)	(404)	(526)	(888)

Income before income taxes	2,148	4,057	11,288	11,320

Income taxes	816	1,558	4,289	4,347

Net income	$1,332	$2,499	$6,999	6,973

Net income per common share
Basic	$0.11	$0.20	$0.56	$0.57
Diluted	$0.10	$0.20	$0.55	$0.55

Weighted average common shares outstanding
Basic	12,633	12,268	12,485	12,226
Diluted	12,894	12,711	12,804	12,574

Cash dividends per common share
Class A	$0.0600	$0.0500	$0.1200	$0.1000
Class B	$0.0525	$0.0425	$0.1050	$0.0850

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Month Period Ended

	June 29, 2002	June 30, 2001

Cash flows from operating activities
Net income	$6,999	$6,973
Depreciation and amortization	4,199	4,008
Deferred income taxes	2,500	1,950
Income tax benefit from stock options exercised	4,144	827
Items in net income not affecting cash and cash equivalents	(295)	(3)
Changes in current assets	1,007	(15,672)
Changes in current liabilities	(7,776)	(6,050)

Net cash provided by (used in) operating activities	10,778	(7,967)

Cash flows from investing activities
Additions to property, plant and equipment	(2,898)	(2,368)
Proceeds from disposal of assets	387	49
Sale of short-term investments	--	511
Changes in other assets	(270)	(959)

Net cash used in investing activities	(2,781)	(2,767)

Cash flows from financing activities
Payment on long-term debt	(16,000)	(7,000)
Dividends paid	(1,464)	(1,190)
Net proceeds from issuance of common shares	6,560	2,176
Repurchase of common shares	--	(514)

Net cash used in financing activities	(10,904)	(6,528)

Net decrease in cash and cash equivalents	(2,907)	(17,262)

Cash and cash equivalents at beginning of period	29,322	19,839

Cash and cash equivalents at end of period	$26,415	$2,577

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands)
(Unaudited)

NOTE 1. BASIS OF PREPARATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of June 29, 2002, the results of operations for the three-month and six-month periods ended June 29, 2002 and June 30, 2001, and cash flows for the six-month periods ended June 29, 2002 and June 30, 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report.

NOTE 2. INVENTORIES

A summary of inventories follows:

	June 29, 2002	December 29, 2001

Finished goods	$55,368	$49,069
Work in process	5,627	5,832
Raw materials	1,004	528

Total	$61,999	$55,429

The replacement cost of inventory exceeds the above LIFO costs by $12,138 at June 29, 2002 and December 29, 2001.

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

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories, and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows:

	Domestic Wholesale	Retail	Procurement	All Other/ Corporate	Total

For the three months ended June 29, 2002

Net sales	$30,328	$53,103	$61	$632	$84,124
Income (loss) before
income taxes	(1,232)	1,110	1,821	449	2,148
Assets	44,685	60,133	13,261	35,381	153,460
Depreciation expense	361	1,017	139	179	1,696
Property, plant and equipment
additions	6	1,290	50	2	1,348

For the three months ended June 30, 2001

Net sales	$38,228	$52,051	$--	$666	$90,945
Income before income taxes	935	2,757	198	167	4,057
Assets	69,995	47,838	22,234	13,395	153,462
Depreciation expense	426	925	271	218	1,840
Property, plant and equipment
additions	62	1,123	91	8	1,284

For the six months ended June 29, 2002

Net sales	$82,233	$100,456	$75	$2,141	$184,905
Income before income taxes	4,934	2,041	3,676	637	11,288
Assets	44,685	60,133	13,261	35,381	153,460
Depreciation expense	929	1,981	352	368	3,630
Property, plant and equipment
additions	26	2,779	87	6	2,898

For the six months ended June 30, 2001

Net sales	$92,993	$94,905	$--	$2,492	$190,390
Income before income taxes	6,277	3,542	124	1,377	11,320
Assets	69,995	47,838	22,234	13,395	153,462
Depreciation expense	853	1,826	561	430	3,670
Property, plant and equipment
additions	107	1,632	616	13	2,368

For the year ended December 29, 2001

Net sales	$213,588	$245,112	$5	$4,364	$463,069
Income before income taxes	18,671	27,732	4,931	1,929	53,263
Assets	57,831	46,207	13,753	43,549	161,340
Depreciation expense	1,651	3,662	1,073	824	7,210
Property, plant and equipment
additions	248	4,166	669	23	5,106

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

	As a Percentage of Net Sales for the
	Three Month Period Ended		Six Month Period Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	57.2%	58.0%	56.6%	58.4%

Gross profit	42.8%	42.0%	43.4%	41.6%
Selling, general and administrative expenses	42.7%	39.0%	39.7%	37.4%
Royalty income, net	(2.7%)	(1.9%)	(2.7%)	(2.2%)

Operating income	2.8%	4.9%	6.4%	6.4%
Other income (expense) -- net	(.2%)	(0.5%)	(.3%)	(0.4%)

Income before income taxes	2.6%	4.4%	6.1%	6.0%
Income taxes	1.0%	1.7%	2.3%	2.3%

Net income	1.6%	2.7%	3.8%	3.7%

Net Sales

Consolidated net sales for the three month period ended June 29, 2002 were $84.1 million, a $6.8 million decrease (7.5%) from 2001 second quarter net sales of $90.9 million. Consolidated net sales for the six month period ended June 29, 2002 were $184.9 million, a $5.5 million decrease (2.9%) from net sales of $190.4 million for the first six months of 2001. The Company's net sales for the three month and six month periods ended June 29, 2002 and June 30, 2001 are summarized as follows:

	Net Sales (in millions)

	Domestic

	Wholesale	Retail	Other	Total

Three months ended:
June 29, 2002	$30.3	$53.1	$0.7	$84.1
June 30, 2001	38.2	52.0	0.7	90.9

Increase (decrease)	$(7.9)	$1.1	$--	$(6.8)

Percent increase (decrease)	(20.7%)	2.1%	--%	(7.5%)

Six months ended:
June 29, 2002	$82.2	$100.5	$2.2	$184.9
June 30, 2001	93.0	94.9	2.5	190.4

Increase (decrease)	$(10.8)	$5.6	$(.3)	$(5.5)

Percent increase (decrease)	(11.6%)	5.9%	(12.0%)	(2.9%)

The Company licensed its footwear and outerwear products effective May 1, 2001. The Company's wholesale sales of footwear and outerwear for the three month and six month periods ending June 30, 2001 were approximately $.2 million and $1.8 million, respectively.

Excluding its footwear and outerwear products, the Company's domestic wholesale business unit shipments for the three month period ended June 29, 2002 decreased approximately 9.8% as compared to the corresponding three month period of 2001. The Company's domestic wholesale unit shipments for the six month period ending June 29, 2002 decreased approximately 7.3% as compared to 2001. The three month and six month period decreases in unit shipments resulted from a combination of slightly lower booked orders and a decrease in the number of "close-out" units sold. Net sales dollars for the three month and six month periods ended June 29, 2002 were impacted by lower unit volume, lower average unit selling prices and higher customer trade discounts and allowances to our retail customers to assist in more effective flow of Company products through the retail channels. Beginning with the Spring 2002 season, the Company added Kohls Department Stores as a customer. Sales to Kohls for the three month and six month periods ending June 29, 2002 were approximately $6.6 million and $15.8 million, respectively.

The Company's second quarter 2002 retail sales increase resulted from sales volume from stores opened subsequent to June 30, 2001, offset in part by a comparable store sales decrease of 5.2%. The second quarter 2002 comparable store sales decrease is in part attributable to an earlier Easter sales period along with the more aggressive discounting environment necessary to flow product. The Company's increase in retail sales for the first six months of 2002 resulted from sales volume from newly opened stores offset in part by a comparable store sales decline of .9%. The year-to-date comparable sales decrease is primarily attributable to more aggressive promotional pricing.

At June 29, 2002, the Company operated 151 domestic OshKosh retail stores, including 144 factory outlet stores, two showcase stores, and five strip mall stores. During the second quarter of 2002, the Company opened three factory outlet stores. At June 30, 2001 the Company operated a total of 135 domestic OshKosh retail stores.

Gross Profit

The Company's gross profit margin as a percent of net sales was 42.8% in the second quarter of 2002, compared to 42.0% in the second quarter of 2001. For the six month period ended June 29, 2002 gross profit margin as a percent of net sales was 43.4%, compared to 41.6% for the first six months of 2001. The Company's gross profit margin increased over 2001 levels due to a combination of an increased proportion of sales from the Company's retail stores, more favorable product costs realized from offshore production, and the favorable impact of lower "close-out" sales.

The gross margin improvement resulting from these factors was offset in part by increased customer sales allowances and more aggressive promotional pricing at the Company's retail stores.

Selling, General, and Administrative Expenses (SG&A)

SG&A expenses for the three month and six month periods ended June 29, 2002 increased $.5 million and $2.1 million over the three and six month periods ended June 30, 2001, respectively. As a percentage of net sales, SG&A expenses were 42.7% and 39.7% for the three month and six month periods ended June 29, 2002 on lower sales, as compared to 39.0% and 37.4% in the comparable periods of 2001. SG&A expenses in dollars increased primarily due to continued expansion of the Company's retail operations.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. Royalty income for the three month period ended June 29, 2002 was $2.3 million compared to $1.7 million in the second quarter of 2001. Royalty income for the six month period ended June 29, 2002 was $4.9 million compared with $4.2 million in the second quarter of 2001.

Royalty income from domestic licensees was approximately $.8 million and $1.8 million in the three and six month periods ending June 29, 2002, as compared with $.4 million and $1.2 million for the same periods in 2001. The increase is primarily attributable to the Company's decision to license its outerwear and footwear businesses. Royalty income from international licensees was approximately $1.5 million and $3.1 million for the three and six month periods ending June 29, 2002 as compared with $1.3 million and $3.0 million for the same periods in 2001. Growth in the Company's Japanese licensees was partially offset by economic weakness in other areas of the world.

Operating Income

As a result of the factors described above, the Company's operating income for the three month and six month periods ended June 29, 2002 amounted to $2.3 million and $11.8 million as compared to $4.5 million and $12.2 million for the comparable periods in 2001.

Other Income (Expense) -- Net

The Company's second quarter 2002 net other income (expense) was a $.2 million expense compared to $.4 million expense in 2001. For the six month period ended June 29, 2002 net other income (expense) was a $.5 million expense compared to $.9 million expense for the first six months of 2001. Interest expense was lower for the second quarter and six month period ending June 29, 2002 compared to 2001 due to lower interest rates and prepayments of the Company's long-term debt.

Income Taxes

The Company's effective tax rate for the three month and six month periods ended June 29, 2002, was approximately 38.0% compared to 38.4% in 2001.

Net Income

Net income for the three months ended June 29, 2002 of $1.3 was a $1.2 million decrease compared to net income for the three months ended June 30, 2001 of $2.5 million. Net income for the six months ended June 29, 2002 of $7.0 million was comparable with net income for the six months ended June 30, 2001. Diluted earnings per share for the quarter ended June 29, 2002 were $.10, a $.10 (50%) reduction over the comparable period in 2001.

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

Financial Position, Capital Resources and Liquidity

At June 29, 2002, the Company's cash and cash equivalents were $26.4 million, compared to $29.3 million at the end of 2001 and $2.6 million at June 30, 2001. Seasonal working capital needs for the timely production of inventory to support the Fall back-to-school 2002 seasonal product offering have been provided by operations and through proceeds from the issuances of common shares through stock option exercises. Net working capital at June 29, 2002 was $77.3 million compared to $75.4 million at December 29, 2001 and $63.7 million at June 30, 2001.

Cash provided by operations amounted to approximately $10.8 million in the first six months of 2002, compared to a use of cash of $8.0 million in the first six months of 2001. Accounts receivable at June 29, 2002 were $18.3 million compared to $25.7 million at December 29, 2001, and $24.7 million at June 30, 2001. The reduction in accounts receivable is attributable to lower wholesale sales during the second quarter of 2002. Inventories at June 29, 2002, were $62.0 million, compared to $55.4 million at December 29, 2001, and $74.3 million at June 30, 2001. Management believes that June 29, 2002, inventory levels are generally appropriate to support customer demand for its Fall back-to-school product offering.

Investing activities used $2.8 million in both the first six months of 2002 and 2001. Capital expenditures were $2.9 million in the first six months of 2002, compared with $2.4 million in 2001. Capital expenditures in both years relate primarily to expansions and upgrades of the Company's retail stores.

Cash used in financing activities totaled $10.9 million in the first six months of 2002, compared to $6.5 million in the first six months of 2001. In 2002, cash generated by the Company was sufficient to finance all working capital needs and to prepay $16.0 million of the Company's long-term debt. The remaining $8.0 million of long-term debt was prepaid in early July 2002.

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program. During the first half of 2002, the Company did not repurchase any shares of its Class A common stock under these programs. The Company has repurchased a total of 1,236,400 shares of its Class A common stock under its current repurchase program.

The Company's unsecured credit agreement, as amended, with a number of banks provided a term loan for the repurchase of shares of its common stock, and includes a $75 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires November 3, 2002. The Company currently intends to extend this revolving credit facility before its expiration.

There were no outstanding borrowings on the revolving credit facility at June 29, 2002, December 29, 2001 or June 30, 2001.

The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures and business development needs.

FORWARD OUTLOOK

The retail climate, particularly in many of the channels in which the Company's products are sold, remains challenging. Further clouding prospects for the remainder of 2002 is our previously announced decision to lower price points on a significant portion of our Fall and Holiday 2002 product offerings. However, we remain cautiously optimistic about our prospects. More specifically, we currently plan the remainder of 2002 as follows:

	Third Quarter	Fourth Quarter

Net sales	$135-140 million	$135-140 million
Earnings per share	$1.16-1.24	$.95-1.05

We are currently planning comparable store sales decreases in our retail business unit in the low single digit range, due primarily as a result of lower retail selling prices to our consumers. We are also planning three new retail store openings during the second half of 2002.

We currently anticipate our wholesale business to be favorably impacted in the fourth quarter of 2002 by a combination of planned shipments of Spring 2003 product as well as initial shipments to our most recently announced new customer, Mervyn's (estimated fourth quarter 2002 net sales to be $2-3 million).

For the entire year 2002, we are planning capital expenditures of $6.0 million. We are currently budgeting depreciation and amortization for 2002 of $8.0 million.

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

Among the factors that could cause actual results to materially differ include the level of consumer spending for apparel, particularly in the children's wear segment; risks associated with competition in the market place, including the financial condition of and consolidations, restructurings and other ownership changes in, the apparel and related products industry and the retail industry, the introduction of new products or pricing changes by the Company's competitors, and the Company's ability to remain competitive with respect to product, service and value; risks associated with the Company's dependence on sales to a limited number of large department and specialty store customers, including risks related to customer requirements for vendor margin support, as well as risks related to extending credit to large customers; risks associated with possible deterioration in the strength of the retail industry, including, but not limited to, business conditions and the economy, natural disasters, and the unanticipated loss of a major customer; risks related to the failure of Company suppliers to timely deliver needed raw materials, risks associated with importing its products using a global transportation matrix, and the Company's ability to correctly balance the level of its commitments with actual orders; risks associated with terrorist activities as well as risks associated with foreign operations; risks related to the Company's ability to defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues. In addition, the inability to ship Company products within agreed time frames due to unanticipated manufacturing, distribution system or freight carrier delays or the failure of Company contractors to deliver products within scheduled time frames are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Mexico and Central America. If financial, political or other related difficulties were to adversely impact the Company's contractors in these regions, it could disrupt the supply of product contracted for by the Company.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The credit agreement entered into by the Company in November, 1999, as amended, provided a term loan to finance the repurchase of the Company's common stock (of which $8.0 million is outstanding at June 29, 2002) and includes a $75 million revolving credit facility available for general corporate purposes. Borrowings under this agreement bear interest at a variable rate, based on the London Interbank Offered Rates. Accordingly, the Company has been affected by interest rate changes on its long-term debt. Management monitored this risk by carefully analyzing the short-term rates on its long-term debt portfolio and comparable long-term interest rates. The Company does not presently hedge its interest rate risk. Due to prepayment of this long-term debt, a change in interest rates would not have a material impact on the Company's interest expense for fiscal 2002.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The registrant's annual meeting of stockholders was held on May 3, 2002 (the "2002 Annual Meeting"). A majority of the shares of each class of the registrant's Common Stock, represented in person or by proxy, was required to constitute a quorum for action to be taken by such class. A total of 9,148,605 shares of Class A Common Stock and 1,897,211 shares of Class B Common Stock were represented, in person or by proxy, at the 2002 Annual Meeting, constituting a quorum of each class.

With respect to the election of Class A Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

Nominee	Votes in favor	Votes withheld	Broker non-votes

Shirley A. Dawe	8,844,149	304,456	0

Stig A. Kry	8,814,446	334,159	0

With respect to the election of Class B Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

Nominee	Votes in favor	Votes withheld	Broker non-votes

Douglas W. Hyde	1,602,535	294,676	0

Michael D. Wachtel	1,894,711	2,500	0

David L. Omachinski	1,895,211	2,000	0

Steve R. Duback	1,895,211	2,000	0

Robert C. Siegel	1,895,211	2,000	0

William F. Wyman	1,665,591	231,620	0

Phoebe A. Wood	1,895,211	2,000	0

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

With respect to the proposed increase in authorized Class B Common Stock to amend the Restated Certificate of Incorporation to increase the number of authorized shares of Class B Common Stock from 3,750,000 shares to 4,425,000 shares the following votes were cast:

	Votes in favor	Votes against	Abstentions	Broker non-votes

Class B Common Stock	1,888,224	8,987	0	0

Subsequent to his election to the Board of Directors, Michael D. Wachtel, Executive Vice President and Chief Operating Officer, passed away following a battle with cancer. Mr. Wachtel's vacancy on the Board was filled by Paul Lowry, Vice President-Corporate Retail.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
    Exhibits

    On May 15, 2002, the Company Restated its Certificate of Incorporation as filed with the Delaware Secretary of State, to incorporate an increase in the number of authorized Class B Common Stock shares. The Restated Certificate of Incorporation of OshKosh B'Gosh, Inc. is attached as Exhibit 6 (a).

    Reports on Form 8-K

On June 5, 2002, the Company filed an 8-K to disclose a change in the Company's Certifying Accountant.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH B'GOSH, INC.

Date: July 22, 2002	By:	/S/ DOUGLAS W. HYDE

Douglas W. Hyde
Chairman of the Board, President
Chief Executive Officer and Director

Date: July 22, 2002	By:	/S/DAVID L. OMACHINSKI

David L. Omachinski
Executive Vice President, Chief Operating and
Financial Officer, Treasurer and Director