Form 10-Q
period 2002-09-28
OSHKOSH B GOSH INC
filed 2002-10-22
CIK 75042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2002

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

As of October 14, 2002, there were outstanding 10,048,259 shares of Class A Common Stock and 2,199,161 shares of Class B Common Stock.

FORM 10-Q

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	September 28, 2002	December 29, 2001*

	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$24,818	$29,322
Accounts receivable, net	28,566	25,697
Inventories	58,221	55,429
Prepaid expenses and other current assets	1,618	1,607
Deferred income taxes	11,100	13,000

Total current assets	124,323	125,055

Property, plant and equipment	72,985	72,709
Less accumulated depreciation and amortization	45,052	42,708

Net property, plant and equipment	27,933	30,001

Non-current deferred income taxes	4,100	4,300
Other assets	1,514	1,984

Total assets	$157,870	$161,340

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,857	$11,229
Accrued liabilities	42,587	38,403

Total current liabilities	53,444	49,632

Long-term debt	--	24,000
Employee benefit plan liabilities	13,708	14,008

Shareholders' equity
Preferred stock	--	--
Common stock:
Class A	100	100
Class B	22	22
Additional paid-in capital	3,406	5,339
Retained earnings	87,239	68,551
Unearned compensation under restricted stock plan	(49)	(312)

Total shareholders' equity	90,718	73,700

Total liabilities and shareholders' equity	$157,870	$161,340

*Condensed from audited financial statements. See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)
	Three Month Period Ended		Nine Month Period Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net Sales	$133,939	$147,488	$318,844	$337,878

Cost of products sold	75,526	83,824	180,144	194,983

Gross profit	58,413	63,664	138,700	142,895

Selling, general and administrative expenses	39,078	38,061	112,434	109,267
Royalty income, net	(3,071)	(2,945)	(7,954)	(7,128)

Operating income	22,406	28,548	34,220	40,756

Other income (expense):
Interest expense	(133)	(628)	(953)	(2,022)
Interest income	69	176	378	648
Miscellaneous	(43)	35	(58)	69

Other income (expense) -- net	(107)	(417)	(633)	(1,305)

Income before income taxes	22,299	28,131	33,587	39,451

Income taxes	8,306	10,802	12,595	15,149

Net income	$13,993	$17,329	$20,992	$24,302

Net income per common share
Basic	$1.12	$1.42	$1.68	$1.99
Diluted	$1.11	$1.37	$1.65	$1.93

Weighted average common shares outstanding
Basic	12,439	12,226	12,470	12,226
Diluted	12,652	12,643	12,753	12,598

Cash dividends per common share
Class A	$0.0700	$0.0600	$0.1900	$0.1600
Class B	$0.0600	$0.0525	$0.1650	$0.1375

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Month Period Ended

	September 28, 2002	September 29, 2001

Cash flows from operating activities
Net income	$20,992	$24,302
Depreciation and amortization	6,024	5,987
Deferred income taxes	2,100	1,500
Income tax benefit from stock options exercised	4,090	1,023
Items in net income not affecting cash and cash equivalents	310	46
Changes in current assets	(5,672)	(13,925)
Changes in current liabilities	3,812	3,373

Net cash provided by operating activities	31,656	22,306

Cash flows from investing activities
Additions to property, plant and equipment	(3,833)	(3,024)
Proceeds from disposal of assets	359	84
Sale of short-term investments	--	511
Changes in other assets	(359)	(1,049)

Net cash used in investing activities	(3,833)	(3,478)

Cash flows from financing activities
Payment on long-term debt	(24,000)	(7,000)
Dividends paid	(2,304)	(1,907)
Net proceeds from issuance of common shares	6,564	2,627
Repurchase of common shares	(12,587)	(10,344)

Net cash used in financing activities	(32,327)	(16,624)

Net increase (decrease) in cash and cash equivalents	(4,504)	2,204

Cash and cash equivalents at beginning of period	29,322	19,839

Cash and cash equivalents at end of period	$24,818	$22,043

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. BASIS OF PREPARATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of September 28, 2002, and the results of operations and cash flows for the nine-month periods ended September 28, 2002 and September 29, 2001.

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

NOTE 2. INVENTORIES

A summary of inventories follows:

	September 28, 2002	December 29, 2001

Finished goods	$53,969	$49,069
Work in process	2,513	5,832
Raw materials	1,739	528

Total	$58,221	$55,429

The replacement cost of inventory exceeds the above LIFO costs by $12,138 at September 28, 2002 and December 29, 2001, respectively.

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

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories, and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows:

	Domestic Wholesale	Retail	Procurement	All Other/ Corporate	Total

For the three months ended September 28, 2002

Net sales	$57,931	$75,127	$60	$821	$133,939
Income before income taxes	9,216	10,044	2,589	450	22,299
Assets	55,226	56,456	11,298	34,890	157,870
Depreciation expense	356	939	105	165	1,565
Property, plant and equipment
additions	66	792	63	14	935

For the three months ended September 29, 2001

Net sales	$69,561	$76,623	$3	$1,301	$147,488
Income before income taxes	10,909	12,975	2,949	1,298	28,131
Assets	68,950	46,530	21,543	33,364	170,387
Depreciation expense	407	895	280	217	1,799
Property, plant and equipment
additions	114	490	36	16	656

For the nine months ended September 28, 2002

Net sales	$140,164	$175,583	$135	$2,962	$318,844
Income before income taxes	14,150	12,085	6,265	1,087	33,587
Assets	55,226	56,456	11,298	34,890	157,870
Depreciation expense	1,285	2,920	457	533	5,195
Property, plant and equipment
additions	92	3,571	150	20	3,833

For the nine months ended September 29, 2001

Net sales	$162,554	$171,528	$3	$3,793	$337,878
Income before income taxes	17,186	16,517	3,073	2,675	39,451
Assets	68,950	46,530	21,543	33,364	170,387
Depreciation expense	1,260	2,721	841	647	5,469
Property, plant and equipment
additions	221	2,122	652	29	3,024

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

	As a Percentage of Net Sales for the
	Three Month Period Ended		Nine Month Period Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	56.4%	56.8%	56.5%	57.7%

Gross profit	43.6%	43.2%	43.5%	42.3%
Selling, general and administrative expenses	29.2%	25.8%	35.3%	32.3%
Royalty income, net	(2.3%)	(2.0%)	(2.5%)	(2.1%)

Operating income	16.7%	19.4%	10.7%	12.1%
Other income (expense) -- net	(0.1%)	(0.3%)	(0.2%)	(0.4%)

Income before income taxes	16.6%	19.1%	10.5%	11.7%
Income taxes	6.2%	7.3%	3.9%	4.5%

Net income	10.4%	11.8%	6.6%	7.2%

Net Sales

Consolidated net sales for the three month period ended September 28, 2002 were $133.9 million, a $13.6 million decrease (9.2%) compared to 2001 third quarter net sales of $147.5 million. Consolidated net sales for the nine month period ended September 28, 2002 were $318.8 million, a $19.1 million decrease (5.7%) from net sales of $337.9 million for the first nine months of 2001. The Company's net sales for the three month and nine month periods ended September 28, 2002 and September 29, 2001 are summarized as follows:

	Net Sales (in millions)

	Domestic

	Wholesale	Retail	Other	Total

Three months ended:
September 28, 2002	$57.9	$75.1	$0.9	$133.9
September 29, 2001	69.6	76.6	1.3	147.5

Increase (decrease)	$(11.7)	$(1.5)	$(0.4)	$(13.6)

Percent increase (decrease)	(16.8%)	(2.0%)	(30.8%)	(9.2%)

Nine months ended:
September 28, 2002	$140.2	$175.5	$3.1	$318.8
September 29, 2001	162.6	171.5	3.8	337.9

Increase (decrease)	$(22.4)	$4.0	$(0.7)	$(19.1)

Percent increase (decrease)	(13.8%)	2.3%	(18.4%)	(5.7%)

The Company's domestic wholesale unit shipments for the three month period ended September 28, 2002 decreased approximately 7.8% as compared to the corresponding three month period of 2001. Wholesale net sales for the third quarter of 2002 of $57.9 million were approximately $11.7 million (16.8%) less than third quarter 2001 net wholesale sales of $69.6 million. These decreases resulted from a combination of lower booked orders for the Fall back-to-school season, overall price reductions in the Company's Fall back-to-school product offering (which averaged approximately 10%), and higher customer promotional support to our retail customers to assist in more effective flow of Company products through the retail channels. For the first nine months of 2002, wholesale unit shipments from continuing businesses (footwear and outerwear were licensed effective May 1, 2001) were approximately 7.4% less than the corresponding period in 2001. Net sales for the first three quarters of 2002 of $140.2 million were approximately $20.6 million (12.8%) less than 2001 net sales of approximately $160.8 million, exclusive of footwear and outerwear. Year-to-date decreases in unit shipments and net sales dollars are primarily the result of lower booked orders for the period, overall price reductions, and higher customer promotional support.

The Company's third quarter 2002 retail sales decrease resulted from a comparable store sales decrease of 9.4%, offset in part by sales volume from stores opened subsequent to September 29, 2001. The Company's increase in retail sales for the first nine months of 2002 resulted from sales volume from newly opened stores, offset in part by a comparable store sales decrease of 4.6% (as compared to a 1.0% increase in 2001). Third quarter and year to date comparable store sales were impacted by a deflationary pricing environment for apparel (the Company instituted pricing reductions for its Fall back-to-school line), lower customer store traffic in outlet malls, including the Company's outlet stores, and a generally sluggish economic environment, particularly in apparel retail sales.

At September 28, 2002 the Company operated 153 domestic OshKosh retail stores, including 146 outlet stores, two showcase stores, and five strip mall stores. During the third quarter of 2002, the Company opened two new outlet stores. At September 29, 2001 the Company operated a total of 137 domestic OshKosh retail stores.

Gross Profit

The Company's gross profit margin as a percent of net sales was 43.6% in the third quarter of 2002, compared to 43.2% in the third quarter of 2001. For the three month period ended September 28, 2002, the increase in gross margin percentage is primarily attributable to an increased proportion of sales from the Company's retail stores. For the nine month period ended September 28, 2002 gross profit margin as a percent of net sales was 43.5%, compared to 42.3% for the first nine months of 2001. The increase in gross margin percentage for the nine month period was due to favorable product sourcing and the increased proportion of sales from the Company's retail stores. As a result of reasonably effective execution of the Company's sourcing plan, the Company was able to maintain its gross margin percentage despite the price reductions in the Fall back-to-school line and the highly promotional retail environment.

Selling, General, and Administrative Expenses (SG&A)

SG&A expenses for the three month and nine month periods ended September 28, 2002 increased $1.0 million and $3.2 million over the three and nine month periods ended September 29, 2001, respectively. As a percentage of net sales, SG&A expenses were 29.2% and 35.3% for the three month and nine month periods ended September 28, 2002 as compared to 25.8% and 32.3% in the comparable periods of 2001. The increase in SG&A expenses in dollars relates primarily to continued expansion of the Company's retail operations. SG&A expenses, as a percentage of sales, increased over 2001 amounts due to the lower sales levels.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. Royalty income for the three month period ended September 28, 2002 was $3.1 million compared to $2.9 million in the third quarter of 2001. Royalty income for the nine month period ended September 28, 2002 was $8.0 million compared with $7.1 million in the comparable period of 2001. The increase is primarily attributable to increased business levels by the Company's Japanese licensees for the nine month period ending September 28, 2002, and royalty income from new licenses for outerwear and footwear.

Operating Income

As a result of the factors described above, the Company's operating income for the three month and nine month periods ended September 28, 2002 amounted to $22.4 million and $34.2 million as compared to $28.5 million and $40.8 million for the comparable periods in 2001.

Other Income (Expense) -- Net

The Company's third quarter 2002 net other income (expense) was a $.1 million expense compared to $.4 million in 2001. Interest expense was lower for the third quarter and nine month period ending September 28, 2002 compared to 2001 due to lower interest rates and prepayment of the Company's long-term debt during 2002.

Income Taxes

The Company's effective tax rate for the nine month period ended September 28, 2002, was approximately 37.5% compared to 38.4% in 2001. The Company currently anticipates an effective income tax rate of approximately 37.5% for the remainder of 2002.

Net Income

Net income for the three months ended September 28, 2002 of $14.0 was a $3.3 million decrease (19.1%) compared to net income for the three months ended September 29, 2001 of $17.3 million. Net income for the nine months ended September 28, 2002 of $21.0 million was a $3.3 million decrease (13.6%) compared with net income for the nine months ended September 29, 2001 of $24.3 million. Diluted earnings per share for the quarter ended September 28, 2002 was $1.11, a $.26 (19.0%) decrease over the comparable period in 2001.

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

Financial Position, Capital Resources and Liquidity

At September 28, 2002, the Company's cash and cash equivalents were $24.8 million, compared to $29.3 million at the end of 2001 and $22.0 million at September 29, 2001. Net working capital at September 28, 2002 was $70.9 million compared to $75.4 million at December 29, 2001, and $72.5 million at September 29, 2001.

Cash provided by operations amounted to approximately $31.7 million in the first nine months of 2002, compared to $22.3 million in the first nine months of 2001. Accounts receivable at September 28, 2002 were $28.6 million compared to $25.7 million at December 29, 2001, and $33.7 million at September 29, 2001. Accounts receivable at September 28, 2002 are less than September 29, 2001 levels due to reduced wholesale sales and higher levels of promotional support. Inventories at September 28, 2002, were $58.2 million, compared to $55.4 million at December 29, 2001, and $63.7 million at September 29, 2001. The decrease in inventory levels compared to the same period in 2001 was the result of a combination of lower average unit costs, and a change in the Company's sourcing mix, which resulted in less raw materials and work in process. Management believes that September 28, 2002, inventory levels are generally appropriate for anticipated ongoing 2002 business activities.

Investing activities used $3.8 million of cash in the first nine months of 2002, compared to $3.5 million in 2001. Capital expenditures were $3.8 million in the first nine months of 2002, compared with $3.0 million in 2001. Capital expenditures in both years relate primarily to expansions and upgrades of the Company's retail stores.

Cash used in financing activities totaled $32.3 million in the first nine months of 2002, compared to $16.6 million in the first nine months of 2001. In 2002, cash generated by the Company was sufficient to finance its working capital needs, prepay $24.0 million of the Company's long-term debt, and repurchase Company stock.

The Company's Board of Directors has previously authorized a repurchase program for up to 2.5 million shares of its Class A common stock. During the third quarter of 2002, the Company repurchased 414,400 shares of its Class A common stock under this program for $12.6 million ($30.37 per share). The Company has 849,200 shares of its Class A common stock remaining under its current repurchase program.

The Company's unsecured credit agreement, as amended, with a number of banks provided a term loan for the repurchase of shares of its common stock, and includes a $75 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires November 3, 2002. The Company currently intends to extend this revolving credit facility before its expiration, and has been negotiating with existing members of the bank group to establish an extended credit facility. There are currently no borrowings under this credit agreement.

The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures and business development needs.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, are presented in the Notes to Consolidated Financial Statements of the Company's Annual Report.

Critical accounting policies are those that are most important to the presentation of the Company's financial condition and the results of operations, and require management's most difficult, subjective and complex judgments, and involve uncertainties. The Company's most critical accounting policies, discussed below, pertain to revenue recognition, accounts receivable, net, inventories, and accrued expenses. Management must use informed judgments and best estimates to properly apply these critical accounting policies. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Revenue Recognition

Retail store revenue is recognized at the time of sale, and is net of returns.

Revenue within the Company's wholesale business is recognized at the time merchandise is shipped from the Company's distribution centers. In the normal course of this business, the Company provides promotional support and co-op advertising support, and is presented with operational chargebacks from its wholesale customers. In addition, the Company periodically authorizes return of its product.

Wholesale revenue is net of returns, promotional support, the portion of co-op advertising program support that is not correlated with a specific acquisition of advertising material, and other allowances. A provision for promotional support, co-op advertising claims recorded as a reduction of revenue and other allowances is recognized when the related shipment of product is recognized. Reduction of sales for returns is recognized at the time the return is authorized by the Company.

The Company records wholesale revenue net of returns, promotional support, and co-op advertising, as described below.

Returns

The Company periodically estimates potential returns of unsaleable products, and reduces sales for the full amount of the credit that is anticipated will be issued or has been issued to its wholesale customers.

Promotional Support

In accordance with long-standing programs with many of the Company's wholesale customers, the Company provides allowances to retail customers to effectively flow products through the retail channels. The Company periodically performs a review of its outstanding customer support obligations for all product shipped through the date of the financial statements. These amounts are evaluated on a customer by customer basis, and consider any unauthorized deductions taken by the customer. Settlements of promotional support payments are periodically compared to the Company's original estimates to enhance the Company's ability to predict the support level in subsequent seasons. Promotional support arrangements are recorded as a reduction of sales.

Co-op Advertising

In accordance with the Financial Accounting Standard Board's Emerging Issues Task Force issue number 01-09 (EITF 01-09, accounting for consideration given by a vendor to a customer) the Company carefully evaluates the substance of any co-op advertising support. To the extent that the co-op advertising support relates to the acquisition of advertising material which the Company could obtain independently, these costs are considered advertising expense. To the extent that they relate to promotional support for the Company's customers' advertising activities, they are considered reductions of revenue, in accordance with the EITF 01-09. The Company evaluates co-op advertising commitments on a customer by customer basis considering actions taken throughout the course of the year, and the Company's prior history in dealing with client co-op advertising issues.

Accounts receivable, net

In the normal course of business, the Company extends credit to customers. Accounts receivable, as shown on the Condensed Consolidated Balance Sheets, is net of allowances for doubtful accounts and other allowances.

An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions.

The Company regularly receives unauthorized charge backs from its customers for a variety of operational reasons. The Company periodically evaluates the adequacy of its reserve for such amounts by reviewing the historical collection of operational charge backs. The Company also considers likely charge backs that are anticipated to be taken in the foreseeable future based on historical charge back rates to properly match subsequent charge back activity with the revenue reflected in the Company's financial statements.

Allowances for returns of unsaleable products and promotional support which reduce net sales, are also reflected as a reduction to accounts receivable, net as they are generally settled upon payment of customer invoices.

Inventories

Inventories are stated at lower of cost (using the last-in, first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior season fashion product. Market value of aged inventory is determined based on historical sales trends for this category of inventory, the impact of market trends and economic conditions, and current sales negotiations for this type of inventory.

Accrued Expenses

Accrued expenses for employee health insurance, worker's compensation, profit sharing, contracted advertising, professional fees, and other outstanding Company obligations are assessed based on statistical trends, and estimates based on projections and current expectations, and are updated periodically as additional information becomes available.

FORWARD OUTLOOK

The retail climate, particularly in many of the channels in which the Company's products are sold, remains challenging. Further clouding prospects for the remainder of 2002 is our previously announced decision to lower price points on a significant portion of our Fall and Holiday 2002 product offerings as well as implications of the recent Pacific Coast labor dispute. More specifically, we currently plan the remainder of 2002 as follows:

Fourth Quarter

Net sales	$125-133 million
Earnings per share	$.80-.90

We are currently planning comparable store sales decreases in our retail business unit in the high single digit range, due primarily as a result of lower retail selling prices to our consumers. We are also planning one new retail store opening during the fourth quarter of 2002.

The Company's booked orders for the 2002 Holiday season (shipped primarily in the fourth quarter) were below orders booked for the Holiday 2001 season. The Company believes that this reduction is due primarily to lower unit price points, the significant economic slowdown experienced in the U.S., and the cautious approach to inventory management by many of the Company's wholesale customers. This situation is further impacted by the potential of the Company's inability to receive product manufactured in the Far East due to the Pacific Coast Port labor dispute.

We currently anticipate our wholesale business to be favorably impacted in the fourth quarter of 2002 by a combination of planned shipments of Spring 2003 product as well as initial shipments to our most recently announced new customer, Mervyn's (estimated fourth quarter 2002 net sales to be $2-3 million).

For the entire year 2002, we are planning capital expenditures of $5.5 million. We are currently budgeting depreciation and amortization for 2002 of $8.0 million.

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

Among the factors that could cause actual results to materially differ include the level of consumer spending for apparel, particularly in the children's wear segment; risks associated with competition in the market place, including the financial condition of and consolidations, restructurings and other ownership changes in, the apparel and related products industry and the retail industry, the introduction of new products or pricing changes by the Company's competitors, and the Company's ability to remain competitive with respect to product, service and value; risks associated with the Company's dependence on sales to a limited number of large department and specialty store customers, including risks related to customer requirements for vendor margin support, as well as risks related to extending credit to large customers; risks associated with possible deterioration in the strength of the retail industry, including, but not limited to, business conditions and the economy, natural disasters, and the unanticipated loss of a major customer; risks related to the failure of Company suppliers to timely deliver needed raw materials, risks associated with importing its products using a global transportation matrix (including possible continuing adverse consequences of the West Coast Port labor dispute), and the Company's ability to correctly balance the level of its commitments with actual orders; risks associated with terrorist activities as well as risks associated with foreign operations; risks related to the Company's ability to defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues. In addition, the inability to ship Company products within agreed time frames due to unanticipated manufacturing, distribution system or freight carrier delays or the failure of Company contractors to deliver products within scheduled time frames are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Mexico and Central America. If financial, political or other related difficulties were to adversely impact the Company's contractors in these regions, it could disrupt the supply of product contracted for by the Company.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company does not have any long-term debt, but has a $75 million revolving credit facility available for general corporate purposes. Borrowings under this agreement would bear interest at a variable rate, based on the London Interbank Offered Rates. Accordingly, the Company could be affected by interest rate changes. Management monitors this risk by carefully analyzing the short-term rates before borrowing on the credit facility.

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

Part II. OTHER INFORMATION

Item 4. Controls and Procedures

As of September 28, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 28, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 28, 2002.

Item 6. Exhibits and Reports on Form 8-K
    Exhibits

    None

    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH B'GOSH, INC.

Date: October 22, 2002	By:	/S/ DOUGLAS W. HYDE

Douglas W. Hyde
Chairman of the Board, President
Chief Executive Officer and Director

Date: October 22, 2002	By:	/S/DAVID L. OMACHINSKI

David L. Omachinski
Executive Vice President, Chief Operating and
Financial Officer, Treasurer and Director

CERTIFICATIONS

The Form 10-Q for OshKosh B'Gosh, Inc. for the quarterly period ended September 28, 2002 fully complies with the requirements of Exchange Act Section 13(a) or 15(d). The information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of OshKosh B'Gosh, Inc. as of September 28, 2002 and for the quarterly period then ended.

Date: October 22, 2002	By:	/S/ DOUGLAS W. HYDE

Douglas W. Hyde
Chairman of the Board, President
Chief Executive Officer and Director

Date: October 22, 2002	By:	/S/DAVID L. OMACHINSKI

David L. Omachinski
Executive Vice President, Chief Operating and
Financial Officer, Treasurer and Director

I, Douglas W. Hyde, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OshKosh B'Gosh, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 22, 2002	By:	/S/ DOUGLAS W. HYDE

Douglas W. Hyde
Chairman of the Board, President
Chief Executive Officer and Director

I, David L. Omachinski, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OshKosh B'Gosh, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 22, 2002	By:	/S/DAVID L. OMACHINSKI

David L. Omachinski
Executive Vice President, Chief Operating and
Financial Officer, Treasurer and Director