Form 10-K
period 2002-12-28
OSHKOSH B GOSH INC
filed 2003-03-25
CIK 75042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2002

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

As of June 29, 2002, there were outstanding 10,455,921 shares of Class A Common Stock and 2,205,699 shares of Class B Common Stock, of which 10,178,280 shares and 1,273,928 shares, respectively, were held by non-affiliates of the Company. Based upon the closing sales price as of June 29, 2002, the aggregate market value of the Class A Common Stock held by non-affiliates was $442,551,614. The Class B Common Stock is no longer listed or quoted on any established trading market, but it is convertible into Class A Common Stock on a share-for-share basis. Based on that conversion rate, the value of Class B Common Stock held by non-affiliates was $55,390,389.

As of February 14, 2003, there were outstanding 9,708,994 shares of Class A Common Stock and 2,192,961 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the OshKosh B'Gosh, Inc. Proxy Statement for its annual meeting to be held on May 6, 2003 (or such later date as the directors may determine), have been incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

(a) General Development of Business

OshKosh B'Gosh, Inc. (together with its subsidiaries, the "Company") was founded in 1895 and was incorporated in the state of Delaware in 1929. The Company designs, sources and markets apparel primarily for the children's wear and youth wear markets. While its heritage began in the men's work wear market, the Company is currently best known for its line of high quality children's wear. It is the Company's vision to become the dominant global marketer of branded products for children ages newborn to ten while also pursuing opportunities in lifestyle adult apparel, leveraging our rich heritage of workwear and heartland American spirit. This concept will be further developed in 2003, as the Company introduces pilot Family Lifestyle retail stores carrying a full collection of OshKosh apparel from adult to infant.

The success of the children's wear business can be attributed to the Company's core themes: quality, durability, style, trust and Americana. These themes have propelled the Company to the position of market leader in the branded children's wear industry. The Company strategically extends the product line and also leverages the economic value of the OshKosh B'Gosh name via both domestic and international licensing agreements, including a new sub-brand, Genuine Kids from OshKosh, that will be introduced in Target stores as a licensed product in the third quarter of 2003.

The Company's comprehensive strategic planning initiative guides the Company's business focus. Under this initiative, combined with management's commitment to more efficiently utilize working capital, the Company continues to take steps to improve its product value proposition, reduce its cost structure and improve delivery performance. These actions include analysis of product extensions, commitment to the wholesale customer base, strategic retail growth, periodic review of significant licensee arrangements and continued development of an effective global sourcing strategy.

The Company designs and sources substantially all of its non-licensed apparel products marketed and sold in the United States. Company designers develop fabrication, trim accessories and detailed manufacturing specifications. The product is then manufactured according to detailed Company specifications and production schedules at third-party contractor locations worldwide or in Company-operated manufacturing facilities. Product sourcing is based predominantly on manufacturing capacity, quality and lead times, in addition to cost and capabilities of specific manufacturing facilities.

The Company leverages its name and brand equity into a wide variety of children's products including children's apparel accessory items such as socks, sleepwear, footwear and outerwear, as well as non apparel brand extensions including eyewear, bedding and other nursery décor and juvenile products including car seats, strollers, books and luggage. The Company regularly reviews the seasonal offerings of all related products both locally and internationally for consistency, brand image and quality. The Company earns royalties for use of its name on children's and men's wear products throughout the world, and from related accessories distributed in the United States and worldwide.

(b) Financial Information About Industry Segments

The Company designs, sources and markets apparel products using primarily the OshKosh B'Gosh brand. The apparel products are marketed in two distinct distribution channels: domestic wholesale and through Company-owned retail stores. The Company designs and sources product to meet the needs of these distribution channels through a single procurement business unit.

The Company manages its business operations by periodic analysis of business unit operating results. For this purpose, domestic wholesale, retail and procurement are separately identified for management reporting and are considered business segments. See Note 12 "Segment Reporting" in the Notes to the Consolidated Financial Statements for additional information about the Company's business segments.

(c) Narrative Description of Business

Products

The Company designs, sources and markets a broad range of children's clothing as well as lines of youth wear under the OshKosh(Registered), OshKosh B'Gosh(Registered), Genuine Girl(Registered) and Genuine Blues(Registered) labels. The Company's product line includes OshKosh B'Gosh branded product in sizes from newborn to girls 6X and boys 7, and youth wear for girls and boys under the trade names Genuine Girl (girls sizes 7-16) and Genuine Blues (boys sizes 8-20). The Company's product offering also includes a limited assortment of mens products which are only sold through Company-owned retail stores and its internet site. All other products are distributed primarily through department and specialty stores, Company-owned retail stores, the internet and foreign retailers.

The children's wear and youth wear business is targeted to reach the middle to upper middle segment of the sportswear market through the use of innovative designs, quality fabrics and classic styling. The Company believes that its trade name is a valuable asset in the marketing of its apparel, signifying classic design and high quality construction. The Company tradename and trademarks are generally displayed on OshKosh product or on the hang tags accompanying the product on the retail shelves.

The Company's children's wear and youth wear business includes a broad range of product categories, which are offered in two main groups: Fashion and Replenishment. The Fashion group is organized primarily in a collection format of seasonal themes, developed by an in-house product development staff. The products in a collection share a primary design theme which is carried out through fabric design and the distinctive use of colors, screenprint, embroidery and trim applications. These collections are generally presented as three to five small groups within each merchandising season. During 2002, the Company revitalized its design effort by assembling an experienced and talented new design team in New York. This team is charged with the goal of bringing new luster to our product offering to reinforce our reputation for style and quality.

The Company also offers a Replenishment product line, consisting primarily of staple denim products with multiple wash treatments and coordinating garments. This product line is developed to be somewhat less seasonal, with signature OshKosh B'Gosh classic styling. These styles are available to retailers for replenishment throughout the year. Some Replenishment items are also designed to serve as a foundation for the Fashion group, with seasonal colors and styles to complement the Company's Fashion product offering.

Product Design

During 2002, the Company made a strategic change to revitalize its design efforts. The Company opened a new design studio in New York City's SoHo neighborhood that will allow the newly assembled design team direct access to the more creative and compelling trends in children's wear. This design team is responsible for identifying trends in the apparel industry which can be translated into fresh fashion-relevant designs for our children's wear product, expanding the Company's presence as a premier Heartland/Traditional lifestyle brand.

Once the design direction has been established by the creative design team, the OshKosh-based product development group is responsible for fabric development, pattern design, consistency of the merchandising plan with the Company's wholesale and retail customers and consideration of the financial viability of each product design. The merchandising process includes a detailed review of historical business performance by type of product, and considers the current style trends and creative designs developed by the design team. The product development team also works closely with the Company's sourcing department to identify cost-effective production capabilities for the manufacture of this product, while meeting Company quality and manufacturing specifications.

In selecting fabric and prints for its products, the Company seeks, where possible, to obtain exclusive rights to unique fabric designs from its suppliers in order to provide the Company, for a limited period of time, with some protection from imitation by competitors.

Product Sourcing

In 2002, substantially all of the Company's product line was sourced from numerous third-party contractors throughout the world and off-shore Company-operated facilities in accordance with the Company's specifications. Due in part to import duty regulations under the North American Free Trade Act, the United States-Caribbean Basin Trade Partnership Act and the African Growth and Opportunity Act, the Company takes a global view of its entire manufacturing process. The North American Free Trade Act, the United States-Caribbean Basin Trade Partnership Act and the African Growth and Opportunity Act, have significantly reduced the requirements that certain manufacturing processes be performed in the United States to receive preferential duty treatment. The Company utilizes contractors outside of the U.S. with expertise in any of the five major manufacturing functions -- cutting fabric, screenprinting, embroidery, sewing and finishing. These offshore manufacturing facilities include Company-operated facilities in Mexico and in Honduras, as well as unrelated third-party contractors. In 2002, approximately 28% of the Company's units sourced were from Company-operated offshore facilities, with the remaining units sourced from third-party contractors. During 2002, 31% of total units sourced were from the Company's largest five contractors, with the largest contractor accounting for approximately 7% of total units sourced.

For product sourced in Mexico or Central America, the Company generally arranges for the purchase of necessary raw materials. All raw materials used in the manufacture of Company products are purchased from unaffiliated suppliers. The Company purchases its raw materials directly for its manufacturing facilities and may also procure and retain ownership of fabric related to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. In 2002, approximately 78% of the Company's direct expenditures for raw materials (fabric) were from its five largest suppliers, with the largest such supplier accounting for approximately 36% of total raw material expenditures. Fabric and various non-fabric items such as thread, zippers, rivets, buckles and snaps are purchased from a variety of domestic and foreign sources based on quality, pricing and availability. The fabric and accessory market in which OshKosh B'Gosh purchases its raw materials is composed of a substantial number of suppliers with similar products and capabilities, and is characterized by a high degree of competition. As is customary in its industry, the Company has no long-term contracts with its suppliers. To date, the Company has experienced little difficulty in satisfying its requirements for raw materials, considers its sources of supply to be adequate and believes that it would be able to obtain sufficient raw materials should any one of its product suppliers becomes unavailable.

The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. It also employs agents based in regional locations abroad to monitor compliance with design specifications and quality standards. The Company has a quality department which is responsible for reviewing product manufacturing processes at third-party contractor locations, as well as the quality of incoming products at the Company's distribution center. This quality team is responsible for ensuring that all product arriving at the distribution center meets the Company's strict quality standards. The Company believes that its overall global manufacturing strategy gives the Company reasonable flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.

While no long-term formal arrangements exist with its third-party manufacturers, the Company considers these relationships to be satisfactory. The Company believes it could, over a period of time, obtain adequate alternative production capacity if any of its independent manufacturers becomes unavailable. As part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Mexico and Central America and has also used contractors in Europe and Africa. If financial, political or other related difficulties were to adversely impact the Company's contractors in these regions, it could disrupt the supply of products contracted for by the Company. A sustained disruption of such sources of supply could, particularly on a short-term basis, have an adverse impact on the Company's operations.

Because higher quality apparel manufacturing is generally labor intensive (sewing, pressing, finishing and quality control), the Company and its contract manufacturers have continually sought to take advantage of time saving technical advances in areas like computer-assisted design, computer-controlled fabric cutting, computer evaluation and matching of fabric colors, automated sewing processes and computer-assisted inventory control and shipping. Quality control inspections of both semi-finished and finished products are required at manufacturing locations to assure compliance.

Customer orders for Fashion products are booked from three to six months in advance of shipping. Because a majority of the Company's production of styled products is scheduled to fill orders already booked, the Company believes that it is better able to plan its production and delivery schedules than would be the case if production were in advance of actual orders. In order to secure necessary fabrics on a timely basis and to obtain manufacturing capacity from independent suppliers, the Company must, in certain instances, make substantial advance commitments, sometimes as much as five to seven months prior to receipt of customer orders. Inventory levels therefore depend on Company judgment of market demand.

Merchandise Distribution

The Company's product is primarily shipped in ocean containers arriving at a variety of ports in the United States. From these ports, it is shipped via rail or truck to the Company's distribution centers located in White House, Tennessee and Liberty, Kentucky. Contract manufacturers have specific shipping windows in which the product must be made available for ocean cargo to help ensure receipt at the distribution center in time for shipment of each month's product collection. This shipping schedule allows the Company to rely primarily on lower cost ocean freight transportation of product to the United States.

The Company's product clears customs upon entry into the United States. Upon receipt in the warehouse, product is stored until called for by the Company's warehouse management system. This warehouse management system matches outstanding customer purchase orders with available product to most efficiently support the Company's distribution process.

A significant portion of product destined for the Company's retail stores is sent directly to the Company's retail distribution center in Liberty, Kentucky and prepacked for immediate distribution to the retail store. This prepack of product from the factory results in a reasonably efficient distribution network to the Company's retail stores. Additional orders are picked from available stock through the Company's warehouse management system in its White House, Tennessee facility.

Wholesale Business

In 2002, the Company's products were sold to approximately 500 wholesale customers with over 4,600 retail store locations throughout the United States. The Company's wholesale customers include national chain retailers (Kohl's, Kids R Us, JC Penney, Mervyn's and Babies R Us), national department stores (May Company, Federated Department Stores and Saks Inc.), regional department stores and specialty stores. National chain retailers and national department stores currently account for approximately 80% of the Company's wholesale unit shipments.

The Company's broad distribution base insulates the Company from reliance on any one customer. While no single customer accounted for more than 10% of the Company's 2002 total Company sales, the Company's largest ten and largest 100 customers accounted for approximately 36% and 41% of 2002 total Company sales, respectively.

The Company maintains an active marketing program aimed at both wholesale accounts and ultimate consumers, with a main goal of increasing overall brand awareness. A national marketing program includes advertising in both consumer and trade publications, local cooperative advertising, promotions and in-store merchandising.

The Company's sales force is structured to meet the demands of its customer base. In addition to a centralized sales management team that operates out of New York, regional account executive representation is found in geographic areas populated by key customers. The Company's sales force is supported by a product planning team located in Oshkosh that monitors current product sell-through as a basis for future demand planning at the account level. This type of planning helps to ensure that the proper product will be placed with the correct customer at the optimum time to increase sell-through. This sales planning process also lends discipline and accuracy to the forecasting required for raw material commitments and production capacity.

Retail Business

The Company currently operates 154 retail stores under three formats: factory outlet stores, showcase stores, and strip mall stores. The Company operates 147 domestic factory outlet stores located throughout the United States in outlet malls. These stores carry a wide assortment of OshKosh product that is consistently value-priced. The two showcase stores are full service stores featuring a comprehensive line of OshKosh B'Gosh product in a signature environment designed to convey the total OshKosh image and build brand recognition among customers. The Company continues to test its strip center retail prototype by operating five strip mall stores in 2002. These strip mall stores feature a large selection of OshKosh B'Gosh products that are consistently value-priced.

The Company maintains an e-commerce site www.oshkoshbgosh.com, offering a comprehensive collection of the Company's current product at pricing comparable to its outlet stores. The Company is also affiliated with Amazon.com as an alternative e-commerce location.

In evaluating potential retail store sites, the Company generally looks for 4,000-6,000 square foot locations in factory outlet centers across the country. The Company considers the surrounding trade area, location and visibility of the center, placement of the store within the center, tenant mix, performance of other tenants if the center has already opened, landlord reputation and the economic terms of the lease in making a determination of new store locations. The Company also considers lease renewals based on similar factors, in addition to its own performance in the location. The Company generally commits to five year lease terms on its factory outlet store leases across the country.

The Company's retail store strategy includes having a substantial collection of the Company's product offering available in all size ranges to meet the needs of our consumers. The retail store environment is designed for easy access for a mother with children, and displays the Company's fashion offerings along with classic products. Products are priced to clearly demonstrate the value proposition of obtaining the Oshkosh B'Gosh product in an outlet environment. The Company's retail staff focuses on customer service to provide a level of assistance a shopper is requesting, with an aim of both satisfying the shopper and increasing the potential sale of coordinating pieces to enhance the Company's sales. Staff levels at stores are carefully monitored and correlated with anticipated sales to provide a cost efficient level of staffing in the store at all times with suitable sales staff available to assist all shoppers.

The Company's return and exchange policy eases the return process when the purchase of apparel does not meet the size requirements of the intended user. The Company spends considerable effort on the visual presentation of its products. The products are neatly and carefully displayed on retail fixtures to provide a positive brand image to the consumer. The Company uses a retail prototype directing the layout of each retail store so that every store across the country will have an inviting and pleasant appearance. The Company ensures that the retail store facilities are well-maintained to enhance the brand presentation. The Company also uses appropriate signage, graphics and other point of sale displays to highlight the Company's product offering on a seasonal basis.

The combination of a complete product offering, a pleasant store environment and an appropriate level of customer service creates the environment for enhanced success of a fashion-right product that is sold with a proper value equation to the primary consumer, a mother age 28-44.

International Licensing and Distribution

The Company's products are distributed worldwide through approximately 32 licensees and distributors in over 50 countries. Licensing and distribution agreements allow the Company to develop international markets without the need to maintain a capital commitment in localized warehousing, offices, personnel and inventory.

The Company provides design assistance to its licensees to ensure products are appropriate to each foreign market and consistent with the Company's brand image. The licensees and distributors may purchase finished product directly from the Company, manufacture their own product or contract the production of the product from third-party manufacturers. Each licensee and distributor is responsible for the marketing and distribution of specific product categories within defined regions specified in the licensing or distribution agreement. Distribution must be through marketing channels consistent with the Company's domestic operations and as approved by the Company. The Company also provides advertising guidelines and support in the development of localized marketing programs.

Trademarks

The Company utilizes the OshKosh(Registered), OshKosh B'Gosh(Registered), Genuine Girl(Registered), Genuine Blues(Registered) or Genuine Kids(Registered) trademarks on most of its products. Other significant trademarks include a white triangular patch on the back of bib garments and the Genuine Article(Registered). The Company currently has approximately 41 trademark registrations and 11 pending trademark applications in the United States and has trademark registrations in approximately 115 countries outside the U.S. These trademarks and awareness of the OshKosh B'Gosh name are significant in marketing the products. Therefore, it is the Company's policy to vigorously defend its trademarks against infringement under the laws of the U.S. and other countries. The Company is not aware of any current material infringement.

Seasonality

Products are designed and marketed primarily for four principal selling seasons:

RETAIL SALES SEASON	PRIMARY BOOKING PERIOD	SHIPPING PERIOD

Spring	August-September	December-March
Summer	October-November	April-May
Fall/Back-to-School	January-February	June-August
Winter/Holiday	April-May	September-November

The Company's business is increasingly seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest because of both relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2003 quarterly sales and income.

Working Capital

Working capital needs are affected primarily by inventory levels, outstanding accounts receivable and trade payables. The Company's unsecured credit agreement with a number of banks provides a $75 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires October 30, 2003. The Company intends to renew this revolving credit before its expiration. There were no outstanding borrowings against the revolving credit arrangement at December 28, 2002.

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

Backlog

As of the end of 2002, the Company had outstanding customer orders of approximately $65 million, compared to approximately $67 million of such orders at the end of 2001. These amounts include orders that are confirmed or based on industry practice and prior experiences will be confirmed. The amount of outstanding customer orders at a particular time is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer orders, shipping schedules for the product and specific customer shipping windows. Due to these factors, a comparison of outstanding customer orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competitive Conditions

The children's apparel industry is highly competitive and consists of a number of branded products in addition to private labels. The Company's primary branded competitors include Carters, Healthtex, Baby Gap, Gap Kids, Gymboree, Old Navy, The Children's Place and Disney licensed apparel products, in addition to private label product offerings carried by certain retailers, including our customers.

A characteristic of the apparel industry is the requirement that a marketer recognize fashion trends and adequately provide products to meet such trends. Competition within the apparel industry is generally in terms of consumer brand recognition, quality, price, service and style. The Company is focusing attention on each of these issues and has taken, and will continue to take steps to reduce costs, become more competitive in the eyes of value conscious consumers and deliver the service expected by its customers while maintaining the quality, style and consumer recognition our product is known for.

The Company's share of the overall children's wear market is quite small. This is due to the diverse structure of the market where there is no truly dominant producer of children's garments across all size ranges and garment types. The Company believes that in its primary channel of wholesale distribution, department and specialty stores, it holds the largest share of the branded children's wear market.

Environmental Matters

The Company's compliance with Federal, State and local environmental laws and regulations in recent years had no material affect upon its capital expenditures, earnings, or competitive position. The Company does not anticipate any material capital expenditures for environmental control in either the current or succeeding fiscal years.

Business Risks

The following discussion highlights some of the risks that affect the financial success of the Company. Because it is not possible to determine the impact of these factors or changes in these factors, these risks and uncertainties may affect the Company's operating results in future periods.

Consumer tastes and preferences, along with fashion trends, will affect the acceptance of our product in the market place.

The OshKosh B'Gosh brand has represented quality, style and a proper value proposition to its consumers for over a century. We believe that continued success depends on our ability to deliver trend-relevant merchandise that embodies the OshKosh brand essence, and provides a unique and compelling value proposition for our customers. There can be no assurance that the demand for OshKosh B'Gosh product will not decline, or that we will be able to successfully evaluate and adapt our product to be aware of fashion trends and consumer preferences. A decline in the demand for our product would have a material adverse affect on our business, financial position and results of operations.

The children's wear apparel business is highly competitive.

The children's apparel segment of the retail business is highly competitive. There are a number of brands, including Baby Gap, Gap Kids, The Children's Place, Gymboree, Carters, Healthtex, Old Navy, Disney licensed apparel products and a variety of private label brands that compete with our product offering in the higher quality department store market. There are also a number of competitors in the private label and discount channels that indirectly compete with the Company's product. Increased competition may reduce our sales and gross margins, therefore impacting our Company's operating results.

Our business is sensitive to overall levels of consumer spending, particularly in the apparel segment.

The Company believes that spending on children's apparel is somewhat discretionary. While certain apparel purchases are less discretionary due to size changes as children grow, the amount of clothing consumers desire to purchase, specifically name brand apparel products, is impacted by the overall level of consumer spending. Overall economic conditions that affect discretionary consumer spending include employment levels, business conditions, tax rates, interest rates, overall levels of consumer indebtedness and other factors that affect consumer spending. Reduction in the level of discretionary spending or shifts in consumer spending to other products may have a material adverse affect on the Company's sales and results of operations.

The Company's sales are seasonal with the Fall/Back-to-School season as the key selling season.

Historically, a disproportionate amount of our retail sales and shipments to wholesale customers relates to the Fall/Back-to-School season for retail sales in the months of July, August and September. Since the Company's product is impacted by the season in which it is offered, changes in consumer spending or buying habits during key marketing periods could have a major impact on the Company's profitability. Consumer spending during any season may be influenced by weather conditions. For example, if the country were to experience unseasonably warm weather during the Fall/Back-to-School season, consumers may reduce their purchases of heavier and long sleeve apparel. If the Company's product offering for a particular season was not well received due to consumer spending factors unforeseen by the Company, the Company would have a substantial increase in obsolete product which would require significant markdowns out of season. If the Company was unable to meet its forecasted sales levels for the Fall/Back-to-School season, this would have a material affect on the Company's sales, gross margin and results of operations for the year.

The majority of the Company's products are sourced outside of the United States. This sourcing matrix creates risks associated with international business.

The Company routinely sources its product in Asia, Mexico, Central America, and to a lesser degree, other areas of the world. Due to the inability of the Company to forecast or control these countries' political environments, labor climates or infrastructures, there is inherent risk associated with this product sourcing plan. Our business is subject to risks associated with foreign international business, including foreign governmental regulation and intervention, foreign currency fluctuation, social or political unrest, natural disasters, shipping and customs clearance in foreign countries and in the U.S., local business practices and economic conditions in countries outside of the United States. If any of these factors reduce the Company's ability to obtain products on a timely basis, there could be a significant disruption in the Company's operations.

The Company's products are imported into the United States in accordance with international trade and U.S. customs procedures.

The Company is dependent upon a variety of seaports for the importation of the Company's products, and is responsible for compliance with procedures established by U.S. customs for the importing of products. Changes in U.S. customs procedures concerning the importation of apparel products could have a material adverse impact on the Company's ability to utilize its global sourcing matrix. Further, the complications and stringent regulations that may be developed as part of the Homeland Security Program may result in delays or further costs in importing the Company's products. Unforeseen delays in customs clearance of any goods could have material adverse impact on our ability to deliver shipments in accordance with customer shipping specifications, resulting in material adverse affects on the Company's sales and profitability.

The Company is dependent upon a global transportation network to import its products.

Since the majority of the Company's products are imported, the Company is dependent upon a fleet of international ocean carriers to deliver product on a timely basis. If this global transportation matrix were to be disrupted by factors such as a port strike, world trade restrictions or imposition of war, the Company would be unable to timely receive product sourced overseas. This could have a material adverse affect on the Company's sales and results of operations.

The Company's reputation may be severely harmed if contractors used to manufacture its clothing engage in practices that our consumers believe are unethical.

The Company regularly uses contractors located outside the United States. Accordingly, the labor laws and business practices in these countries may vary from those generally accepted in the United States. The Company requires its independent manufacturers to operate their businesses in compliance with local laws and regulations. However, due to their status as independent manufacturers, the Company cannot assure compliance with applicable local laws and cannot be certain that these laws are not different than those generally accepted in the United States. The Company could experience negative publicity as a result of media attention focused on international apparel manufacturing operations. Any negative publicity received by the Company could have a detrimental impact on its net sales and results of operations.

The Company's wholesale distribution channel is dependent upon a number of key wholesale accounts.

The Company sells its products to a number of department stores, including Kohl's, Kids R Us, JC Penney, May Co. and Federated Department Stores. The success of the Company's wholesale business is, in part, aligned with the success of these retailers and the levels of customer traffic in these department stores. While the Company believes that its target consumers will stay aligned with target customers of these department stores, further prospects for growth of the Company's wholesale business depend upon the success of these companies. The inability of these distribution channels to grow or achieve sales targets for the Company's products may have a significant material adverse affect on the Company's sales and results of operations.

The Company's retail success and future growth is dependent upon identifying and negotiating appropriate lease terms at factory outlet centers.

Substantially all of the Company's retail stores are located in factory outlet centers across the country. Successful operation of a retail outlet store depends in part on the overall acceptance of the factory outlet center to attract a customer base sufficient to make store sales volume profitable. If the Company is unable to identify new outlet centers with anticipated consumer traffic sufficient to support a profitable sales level, retail growth may consequently be limited. Further, if existing outlet centers do not attract a sufficient customer base to obtain a reasonable sales volume, that could have a material adverse impact on the Company's sales, gross margin and results of operations. Further, the Company invests in an initial build out at these outlet centers. If the Company determined that a certain retail store was not successful, additional impairment of the retail build out and related fixtures may be necessary to reflect the reduced ongoing market value of these improvements. This would have an adverse affect on the Company's results of operations and financial position.

The Company's success is dependent upon retaining key individuals within the organization to execute the Company's strategic direction.

The Company's ability to attract and retain qualified design, sourcing and sales personnel, executive management and support function staff is key to the Company's success. If the Company were unable to attract and retain qualified individuals in these areas, an adverse impact on the Company's growth and results of operations may result.

The Company's licensing income, including anticipated licensing income from the Genuine Kids from OshKosh license agreement from Target stores, is greatly impacted by the Company's brand reputation.

The Company's brand image as a consumer product with outstanding quality and name recognition makes it valuable as a license source. The Company is able to license complementary products and obtain license income from use of the OshKosh, OshKosh B'Gosh and related trademarks. The Company is able to obtain substantial amounts of foreign license income as the OshKosh label carries an international reputation for quality and American style. While the Company takes significant steps to ensure the reputation of its brand is maintained through its license agreements, there can be no guarantee the Company's brand image will be enhanced or potentially be deteriorated through its association with products outside of the core OshKosh B'Gosh apparel products.

There are deflationary pressures on the selling price of apparel products in the United States.

The highly competitive nature of the apparel industry has heightened deflationary pressure on selling prices over the past several years. If this trend persists, it will continue to put pressure on the Company's ability to increase its sales and operating margin. Historically, the Company has been able to achieve a relatively stable gross profit margin due to deflationary effects that influenced the manufacturing costs of apparel on a global scale. The maintenance of the Company's gross margin is dependent upon the Company's ability to resist deflationary price pressures and its ability to reduce apparel costs which include raw materials costs, especially cotton, and the cost of manufacturing throughout the world. If raw material costs increased or if the Company was not successful in negotiating low manufacturing costs, the Company would experience a reduction in gross profit margin in the future.

Employees

At December 28, 2002, the Company employed approximately 4,650 persons. This includes approximately 1,500 production employees at the Company's manufacturing facilities in Mexico and Honduras, and 700 full time and 1,400 part-time retail store sales associates. Approximately 10% of the Company's personnel are covered by collective bargaining agreements with the United Food and Commercial Workers Union.

  Financial Information about Geographic Areas

Substantially all of the Company's sales are to customers located in the United States. As more fully described in the "International Licensing and Distribution" section of this report, the Company does export its product on a limited basis, and obtains licensing income from licenses throughout the world. OshKosh B'Gosh product is available in over 50 countries under this network of licensing and distribution agreements.

(e) Available Information

The Company maintains a website with the address www.oshkoshbgosh.com. The Company is not including the information contained on the Company's website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor's own Internet access charges) through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

Location	Approximate Floor Area in Square Feet	Principal Use

Albany, KY Byrdstown, TN Celina, TN Choloma, Honduras (2) Gainesboro, TN Liberty, KY New York City, NY (1) New York City, NY (4) Oshkosh, WI Oshkosh, WI Uman, Mexico (3) White House, TN	20,000 32,000 38,250 47,000 61,000 218,000 18,255 7,000 99,000 128,000 134,000 284,000

Sample Production
Vacant/Available for Sale
Laundering/Pressing
Manufacturing
Sample Production/Distribution
Distribution/Warehousing
Sales Offices/Showroom
Design Center
Exec. & Operating Offices
Available for Sale
Manufacturing
Distribution/Warehousing

All properties are owned by the Company with the exception of:

  Lease expiration date--2007, (2) Lease expiration date--2006, (3) Lease expiration date--2006, (4) Lease expiration date--2008.

A portion of the 128,000 square foot Oshkosh, WI facility is occupied under a short-term lease.

The Company believes that its properties are well maintained and its manufacturing and distribution equipment is in good operating condition and adequate for current production and distribution requirements. The Company's retail stores occupy leased premises, with lease terms generally in the range of five to seven years. These leasehold interests are generally well suited for the Company's retail operations. For information regarding the terms of the leases and rental payments thereunder, refer to Note 6 to the consolidated financial statements of this Form 10-K.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	Quarterly Common Stock Data
	2002			2001

	Stock price		Dividends	Stock price		Dividends

	High	Low	per share	High	Low	per share

Class A Common Stock
1st	$42.86	36.50	$.06	$25.50	$17.88	$.05
2nd	47.25	36.34	.06	36.75	25.63	.05
3rd	44.78	29.85	.07	34.80	24.24	.06
4th	34.46	26.67	.07	42.77	23.92	.06

Class B Common Stock
1st	-	-	$.0525	-	-	$.0425
2nd	-	-	.0525	-	-	.0425
3rd	-	-	.06	-	-	.0525
4th	-	-	.06	-	-	.0525

The Company's Class A common stock trades on the Over-The-Counter market and is quoted on NASDAQ under the symbol GOSHA. The table reflects the "last" price quotation on the NASDAQ National Market System and does not reflect mark-ups, mark-downs, or commissions and may not represent actual transactions. The Company's Class B common stock is not publicly traded, but it is convertible into Class A common stock on a one-for-one basis.

As of February 14, 2003, there were approximately 5,000 Class A common stock beneficial owners and shareholders of record and approximately 200 Class B common stock beneficial owners and shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights
(Dollars in thousands, except per share amounts)
	Year Ended

	December 28,	December 29,	December 30,	January 1,	January 2,
	2002	2001	2000	2000	1999
Financial results

Net sales	$436,989	$463,069	$453,062	$429,786	$423,232
Net income	32,045	32,808	32,217	32,448	29,335
Return on sales	7.3%	7.1%	7.1%	7.5%	6.9%
Financial condition

Working capital	$71,023	$75,423	$54,601	$27,342	$76,876
Total assets	155,754	161,340	158,256	129,699	162,568
Long-term debt (including current portion)	--	24,000	44,000	44,000	--
Shareholders' equity	$92,389	73,700	44,473	23,439	103,017
Data per common share

Net income
Basic	$2.59	$2.69	$2.61	$2.01	$1.54
Diluted	2.54	2.61	2.58	1.99	1.52
Cash dividends declared
Class A	.26	.22	.20	.20	.17
Class B	.225	.19	.17	.17	.145
Shareholders' equity	7.73	6.03	3.65	1.86	5.75

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.
	As a Percentage of Net Sales
	for the Year Ended

	December 28, 2002	December 29, 2001	December 30, 2000

Net Sales	100.0%	100.0%	100.0%
Cost of products sold	56.5%	58.2%	58.0%

Gross profit	43.5%	41.8%	42.0%
Selling, general and administrative expenses	34.1%	32.0%	31.6%
Royalty income, net	(2.3%)	(2.0%)	(1.8%)

Operating income	11.7%	11.8%	12.2%
Other income (expense) -- net	(0.1%)	(0.3%)	(0.6%)

Income before income taxes	11.6%	11.5%	11.6%
Income taxes	4.3%	4.4%	4.5%

Net income	7.3%	7.1%	7.1%

2002 COMPARED TO 2001

Net Sales

Net sales in 2002 were $437.0 million, a $26.1 million (5.6%) decrease compared to 2001 net sales of $463.1 million. A summary of the Company's net sales for the years ended December 28, 2002 and December 29, 2001 follows:
	Net Sales (in millions)

	Domestic

	Wholesale	Retail	Other	Total

2002	$182.7	$250.6	$3.7	$437.0
2001	213.6	245.1	4.4	463.1

Increase (decrease)	$(30.9)	$5.5	$(0.7)	$(26.1)

Percent increase (decrease)	(14.5%)	2.2%	(15.9%)	(5.6%)

The Company licensed its footwear and outerwear products effective May 1, 2001. The Company's wholesale sales of footwear and outerwear for 2001 were approximately $1.8 million.

Excluding its footwear and outerwear products, wholesale net sales for 2002 of $182.7 million were approximately 13.7% less than 2001 net wholesale sales of $211.8 million. The Company's 2002 domestic wholesale unit shipments decreased approximately 7.7% as compared to 2001. The 2002 decrease in unit shipments is primarily the result of lower booked orders for the year reflecting broad based weakness in the apparel industry along with a reduction in the number of "close-out" units sold. In addition to the unit decreases, overall price reductions in the Company's Fall/Back-to-School, Holiday and Spring '03 product offering (which averaged approximately 10%) had a significant impact on net sales in dollars. Net sales were also affected by a highly promotional market, which resulted in increased customer support to assist in more effective flow of Company products through the retail channels. Sales to Kohl's Department Stores, a major new customer, were $36.5 million.

The Company's 2002 increased retail sales resulted from sales volume generated from newly opened stores, offset in part by a comparable store sales decrease of 5.0% compared to 2001. The comparable store sales decrease resulted from a combination of lower retail price points, a more promotional sales environment and a general decline in store traffic reflecting the challenging retail environment. During 2002, the Company opened 13 factory outlet stores. At December 28, 2002, the Company operated 154 domestic OshKosh B'Gosh retail stores, including 147 factory outlet stores, two showcase stores and five strip mall stores.

Gross Profit

The Company's gross profit margin as a percentage of net sales was 43.5% in 2002 compared with 41.8% in 2001. The increase in gross margin percentage for 2002 was due to the higher proportion of sales from the Company's retail business unit as compared to its wholesale business unit, more favorable production costs realized from offshore sourcing and a continued focus on inventory management, which resulted in lower off-price sales of "close-outs" to discounters, as well as the effects of the Company's LIFO inventory accounting method in a deflationary environment. The growth in the Company's retail business, which normally attains higher gross margins than the Company's wholesale business, had a positive impact on gross profit margin. Although the Company decreased selling prices in both its wholesale and retail businesses, efficient sourcing and a deflationary global sourcing environment allowed the Company to retain its normal margins. This deflationary sourcing environment resulted in additional LIFO income of approximately $1.5 million before income taxes, as the Company ended the year with lower-cost product in its ending inventory.

The Company continues to evaluate and execute its sourcing strategy to reduce the overall cost of its product offering, considering production capacity in Mexico and Central America, the Far East and other regions of the world. The Company makes its ultimate global sourcing decisions on the basis of quality, timeliness of delivery and price.

Selling, General and Administrative Expenses (SG&A)

The Company's SG&A expenses for 2002 of $148.9 million were $.6 million over 2001 SG&A expenses of $148.3 million. As a percentage of net sales, SG&A expenses were 34.1% in 2002 as compared to 32.0% in 2001. The increase in SG&A expenses in both dollars and as a percentage of sales relates primarily to continued expansion of the Company's retail operations and the development of our New York design team, offset in part by employee reductions in certain support functions as well as other cost containment initiatives. SG&A expenses as a percentage of sales is also directly impacted by our sales decreases.

Royalty Income

The Company licenses the use of its trade names to selected licensees in the U.S. and in foreign countries. The Company's net royalty income was $10.2 million in 2002, a $.9 million increase compared to 2001 net royalty income of $9.3 million. Royalty income from domestic licensees was approximately $3.9 million in 2002 as compared to $3.6 million in 2001. This increase was due primarily to the licensing of the Company's footwear and outerwear businesses which was effective May 1, 2001. Royalty income from foreign licensees was approximately $6.3 million in 2002 as compared to $5.7 million in 2001. The increase was due primarily to increased business levels by the Company's Japanese and Australian licensees.

Operating Income

As a result of the factors described above, the Company's 2002 operating income was $51.5 million, a decrease of $3.2 million (5.9%) from 2001 operating income of $54.7 million.

Other Income (Expense) --Net

The Company's 2002 net other income (expense) was a $.6 million expense compared to a $1.5 million expense in 2001. This decrease was due to an approximate $1.2 million decrease in interest expense during 2002. The Company's interest expense decreased substantially as a result of lower interest rates and prepayment of all of the Company's long-term debt in 2002.

Income Taxes

The Company's 2002 effective income tax rate was approximately 37.0% as compared to 38.4% in 2001. Substantially all income is subject to taxation in the United States, and various state and local jurisdictions.

Net Income

Net income for the year ended December 28, 2002 of $32.0 million represented a $.8 million (2.3%) decrease compared to net income for the year ended December 29, 2001 of $32.8 million. Diluted earnings per share of $2.54 (including $.08 per share relating to use of the LIFO inventory accounting method) were 2.7% less than 2001 diluted earnings per share of $2.61.

2001 COMPARED TO 2000

Net Sales

Net sales in 2001 were $463.1 million, a $10.0 million (2.2%) increase over 2000 net sales of $453.1 million. A summary of the Company's net sales for the years ended December 29, 2001 and December 30, 2000 follows:
	Net Sales (in millions)
	Domestic
	Wholesale	Retail	Other	Total

2001	$ 213.6	$245.1	$ 4.4	$ 463.1
2000	216.0	230.8	6.3	453.1

Increase (decrease)	$ (2.4)	$ 14.3	$ (1.9)	$ 10.0

Percent increase (decrease)	(1.1%)	6.2%	(30.2%)	2.2%

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

Other Income (Expense) - Net

The Company's 2001 net other income (expense) was a $1.5 million expense compared to a $2.9 million expense in 2000. This decrease was due to an approximate $2.9 million decrease in interest expense during 2001 offset in part by a nonrecurring gain on sale of a previously closed manufacturing facility of approximately $1.1 million during 2000. The Company's interest expense decreased substantially as a result of lower interest rates, lower levels of seasonal borrowings and prepayment of a portion of the Company's long-term debt.

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

SEASONALITY OF BUSINESS

The Company's business is increasingly seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest both because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2003 quarterly sales and income.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At December 28, 2002, the Company's cash and cash equivalents were $36.2 million, compared to $29.3 million at the end of 2001. Net working capital at December 28, 2002 was $71.0 million compared to $75.4 million at December 29, 2001. Accounts receivable at December 28, 2002 were $16.7 million compared to $25.7 million at December 29, 2001. The decrease in accounts receivable is primarily attributable to lower fourth quarter wholesale net sales and increased customer promotional allowances.

Inventories at December 28, 2002 were $57.1 million, compared to $55.4 million at the end of 2001. Management believes that December 28, 2002 inventory levels are generally appropriate for anticipated 2003 business activities.

Cash provided by operations amounted to approximately $54.1 million in 2002, compared to $42.9 million in 2001 and $28.6 million in 2000. The increase in cash provided by operating activities in 2002 compared to 2001 is primarily attributable to reduced accounts receivable levels. The Company made cash contributions of $6.0 million to its defined benefit pension plans covering hourly and salaried employees during the year to maintain a funding status in excess of accumulated benefits obligation. After evaluating current market conditions and future expectations, the Company lowered its discount rate to 6.5% and lowered its expected long-term rate of return to 8.0% to more closely reflect current market expectations. The increase in cash provided by operating activities in 2001 compared to 2000 is primarily attributable to reduced accounts receivable in 2001 compared to a significant increase in 2000.

Cash used in investing activities totaled $5.4 million in 2002, compared to $5.6 million in 2001, and $6.0 million in 2000. Capital expenditures were $5.4 million in 2002, compared with $5.1 million in 2001, and $8.6 million in 2000. Capital expenditures in each year related primarily to retail store expansions and remodeling.

Cash used in financing activities totaled $41.8 million in 2002, compared to $27.7 million in 2001, and $11.8 million in 2000. The Company's primary financing activities consisted of long-term debt prepayments, ongoing stock repurchase transactions, cash dividends and issuances of common shares through stock option exercises.

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program. During 2002, 2001 and 2000, the Company repurchased 712,000, 397,300 and 585,200 shares, respectively, of its Class A common stock under this program for approximately $21.2, $10.3 and $10.2 million, respectively.

Dividends on the Company's Class A and Class B common stock totaled $.26 per share and $.225 per share, respectively, in 2002, $.22 per share and $.19 per share, respectively, in 2001 and $.20 per share and $.17 per share, respectively, in 2000.

On November 1, 2002, the Company entered into a new unsecured credit agreement with a number of banks that provides a $75 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires October 30, 2003. The Company intends to renew this revolving credit before its expiration.

There were no outstanding borrowings against the revolving credit arrangement at December 28, 2002. The Company believes that this credit facility, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures and business development needs.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables summarize our contractual and commercial obligations as of December 28, 2002:
	Payment Due By Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Contractual Obligations (in thousands)
Long-term debt	$--	$--	$--	$--	$--
Capital leases	--	--	--	--	--
Operating leases	56,068	16,983	24,558	10,188	4,339

	Amounts of Commitment Expiration Per Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Other Commercial Commitments (in thousands)
Working capital facility	$--	$--	$--	$--	$--
Merchandise Letters of Credit	23,150	23,150	--	--	--
Standby Letters of Credit	5,474	5,474	--	--	--

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under these Statements, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. In addition, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests separate from periodic impairment tests for other long-lived assets. Since the Company has not recorded any business combinations, goodwill or purchased intangibles, adoption of Statement No. 142 did not have an effect on the Company's results of operations or financial position for 2002.

In August 2001, the FASB issued Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. The Statement supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. This statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The Company adopted this pronouncement in 2002. However, this statement did not have a material impact on the Company's results of operations or financial position.

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which is effective for fiscal years ending after December 15, 2002. This statement provides alternative methods for a transition to the fair value method of accounting for stock based compensation. The statement also amends the disclosure provision of Statement 123, "Accounting for Stock Based Compensation" by requiring disclosure in the summary of significant accounting policies of the entity's accounting policy, and additional disclosure of the impact on net income of the Company's existing method and fair value method of accounting for stock based compensation. While the Company has not elected to adopt the transition provisions and use fair value accounting for its stock based compensation, it has complied with the new disclosure requirements under Statement 148. As adopted, this statement does not have any impact on the Company's results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not anticipate the Interpretation will have a material impact on its consolidated financial statements.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, are presented in the Notes to Consolidated Financial Statements of the Company's Annual Report.

Critical accounting policies are those that are most important to the presentation of the Company's financial condition and the results of operations, and require management's most difficult, subjective and complex judgments, and involve uncertainties. The Company's most critical accounting policies, discussed below, pertain to revenue recognition, accounts receivable, net, inventories and accrued expenses. Management must use informed judgments and best estimates to properly apply these critical accounting policies. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Revenue Recognition

Retail store revenue is recognized at the time of sale and is net of returns.

Revenue within the Company's wholesale business is recognized at the time merchandise is shipped from the Company's distribution centers, as this is when title and risk of loss passes to the customer. In the normal course of this business, the Company provides promotional support and co-op advertising support, and is presented with operational chargebacks from its wholesale customers. In addition, the Company occasionally authorizes return of its product.

Wholesale revenue is recorded net of returns, promotional support, the portion of co-op advertising program support that is not correlated with a specific acquisition of advertising material and other allowances. A provision for promotional support, co-op advertising claims recorded as a reduction of revenue and other allowances is recognized when the related shipment of product is recognized. Reduction of sales for returns is recognized at the time the return is authorized by the Company.

The Company records wholesale revenue net of returns, promotional support and co-op advertising as described below.

Returns

The Company periodically estimates potential returns of unsaleable products, and reduces sales for the full amount of the credit that is anticipated will be issued or has been issued to its wholesale customers.

Promotional Support

In accordance with long-standing programs with many of the Company's wholesale customers, the Company provides allowances to effectively flow products through the retail channels. The Company periodically performs a review of its outstanding customer support obligations for all product shipped through the date of the financial statements. These amounts are evaluated on a customer by customer basis and consider any unauthorized deductions taken by the customer. Settlements of promotional support payments are periodically compared to the Company's original estimates to enhance the Company's ability to predict the support level in subsequent seasons. Promotional support arrangements are recorded as a reduction of sales.

Co-op Advertising

In accordance with the Financial Accounting Standard Board's Emerging Issues Task Force issue number 01-09 (EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer"), the Company carefully evaluates the substance of any co-op advertising support. To the extent that the co-op advertising support relates to the acquisition of advertising material which the Company could obtain independently, these costs are considered advertising expense. To the extent that they relate to promotional support for the Company's customers' advertising activities, they are considered reductions of revenue, in accordance with the EITF 01-09. The Company evaluates co-op advertising commitments on a customer by customer basis considering actions taken throughout the course of the year, and the Company's prior history in dealing with customer co-op advertising issues.

Accounts receivable, net

In the normal course of business, the Company extends credit to customers. Accounts receivable, as shown on the Consolidated Balance Sheets, is net of allowances for doubtful accounts and other allowances.

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

Allowances for returns of unsaleable products and promotional support which reduce net sales are also reflected as a reduction to accounts receivable, net as they are generally settled upon payment of customer invoices.

Inventories

Inventories are stated at lower of cost (using the last-in, first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior season fashion product. Market value of aged inventory is determined based on historical sales trends for this category of inventory, the impact of market trends and economic conditions and current sales negotiations for this type of inventory.

Accrued Expenses

Accrued expenses for employee health insurance, workers' compensation, profit sharing, contracted advertising, professional fees and other outstanding Company obligations are assessed based on statistical trends and estimates based on projections and current expectations, and are updated periodically as additional information becomes available.

FORWARD OUTLOOK

The retail climate, particularly in many of the channels in which the Company's products are sold, remains challenging. Our previously announced decision to lower price points approximately 10% will continue on our 2003 Spring and Summer season product offerings. The promotional environment that exists in our wholesale business is likely to continue into 2003.

We are currently planning comparable store sales decreases in our retail business unit in the high single digit range for the first half of 2003, primarily as a result of lower retail selling prices to our consumers. We are also planning two new retail stores opening during the first quarter of 2003, and incremental sales by stores opened during 2002 in the first quarter of 2003.

The Company's booked orders in dollars for the 2003 Spring and Summer seasons were below orders booked in dollars for the comparable 2002 season. The Company believes that this reduction is due primarily to lower unit price points, the significant economic slowdown experienced in the U.S. and the cautious approach to inventory management by many of the Company's wholesale customers.

We anticipate that our royalty income for the first quarter will be comparable with 2002 amounts. The Company continues to make financial investments in the Family Lifestyle retail store concept and Target licensing arrangement. These initiatives will add $3.0-$3.5 million to the first quarter SG&A costs.

For the entire year 2003, we are planning capital expenditures of $9.0 million. We are currently budgeting depreciation and amortization for 2003 of $7.5 million.

The foregoing forward-looking statements are qualified in their entirety by the reference to the risks and uncertainties set forth under the heading "Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in Company press releases and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated financial position, results of operations and level of business for 2003 or any other future period, are forward-looking statements within the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are generally indicated by words or phrases such as "plan", "estimate", "project", "anticipate", "the Company believes", "management expects", "currently anticipates", "remains optimistic" and similar phrases are based on current expectations only and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, projected or estimated.

Among the factors that could cause actual results to materially differ include the level of consumer spending for apparel, particularly in the children's wear segment; risks associated with competition in the market place, including the financial condition of and consolidations, restructurings and other ownership changes in the apparel and related products industry and the retail industry, the introduction of new products or pricing changes by the Company's competitors and the Company's ability to remain competitive with respect to product, service and value; risks associated with the Company's dependence on sales to a limited number of large department and specialty store customers, including risks related to customer requirements for vendor margin support, as well as risks related to extending credit to large customers; risks associated with possible deterioration in the strength of the retail industry, including, but not limited to, business conditions and the economy, natural disasters and the unanticipated loss of a major customer; risks related to the failure of Company suppliers to timely deliver needed raw materials; risks associated with importing products using a global transportation matrix and the Company's ability to correctly balance the level of its commitments with actual orders; risks associated with terrorist activities as well as risks associated with foreign operations; risks related to the Company's ability to defend and protect its trademarks and other proprietary rights and other risks relating to managing intellectual property issues; and other risks described in the Business Risks section of this report. In addition, the inability to ship Company products within agreed time frames due to unanticipated manufacturing, distribution system or freight carrier delays or the failure of Company contractors to deliver products within scheduled time frames are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Mexico, Central America and other regions of the world. If financial, political or other related difficulties were to adversely impact the Company's contractors in these regions, it could disrupt the supply of product contracted for by the Company.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The new credit agreement entered into by the Company in October 2002 provides a $75 million revolving credit facility available for general corporate purposes. Borrowings under this agreement bear interest at a variable rate, based on the London Interbank Offered Rates. The Company does not presently hedge its interest rate risk. Since the Company does not have any outstanding debt at the end of 2002, a 1% change in interest rates would not have a material impact on the Company's interest expense for fiscal 2003.

Foreign Currency Risk

The Company contracts for the manufacture of apparel with contractors primarily in Asia, Central America and Mexico. While these contracts are stated in terms of U.S. dollars, there can be no assurance that the cost for the production of the Company's products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors. Due to the number of currencies involved, the Company cannot quantify the potential impact of future currency fluctuations on net income in future years. The Company does not hedge its foreign currency exchange rate risk.

Inflation Risk

While the current deflationary environment, especially in the apparel industry, affects the Company's results of operations, the Company manages its inflation/deflation risks by ongoing review of product selling prices and production costs. Management believes the Company's ability to match product selling prices with production cost reduces these risks and their affect on the Company's business, its consolidated financial position, results of operations or cash flows.

Investment Risk

The Company does not believe it has material exposure to market risk with respect to any of its investments, all of which are cash equivalents. The Company does not utilize market rate sensitive instruments for trading or other purposes. For information regarding the Company's investments, refer to the Cash and cash equivalents portion of Note 1 to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
OshKosh B'Gosh, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of OshKosh B'Gosh, Inc. and subsidiaries (the "Company") as of December 28, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of and for the period ended December 29, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 30, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of OshKosh B'Gosh, Inc. and subsidiaries as of December 28, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic 2002 financial statements taken as a whole. The consolidated financial statement schedule listed in the Index at Item 15(a) is presented for the purpose of meeting the reporting requirements of the Securities and Exchange Commission and not a required part of the basic financial statements. This schedule is the responsibility of the Company's management. Such 2002 schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole. The 2001 and 2000 schedule was subjected to auditing procedures by other auditors whose reports dated January 30, 2002 and January 26, 2001 stated that such information is fairly stated in all material respects when considered in relation to the basic 2001 and 2000 financial statements, respectively.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
January 31, 2003

The following is a copy of a report previously issued by Arthur Andersen LLP in connection with the Company's Annual Report on Form 10-K for the year ended December 29, 2001. This opinion has not been reissued by Arthur Andersen LLP.

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

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 30, 2002

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
OshKosh B'Gosh, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of income, changes in shareholders' equity and cash flows of OshKosh B'Gosh, Inc. and subsidiaries (the Company) for the year ended December 30, 2000. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company's operations and cash flows for the year ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 30, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Milwaukee, Wisconsin
January 26, 2001

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

		December 28, 2002	December 29, 2001

ASSETS
Current assets
Cash and cash equivalents		$36,198	$29,322
Accounts receivable, less allowances of $5,237 in 2002
and $7,075 in 2001		16,729	25,697
Inventories		57,114	55,429
Prepaid expenses and other current assets		1,685	1,607
Deferred income taxes		9,600	13,000

Total current assets		121,326	125,055

Property, plant and equipment, net		27,777	30,001
Deferred income taxes		2,300	4,300
Other assets		4,351	1,984

Total assets		$155,754	$161,340

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable		$11,907	$11,229
Accrued liabilities		38,396	38,403

Total current liabilities		50,303	49,632

Long-term debt		--	24,000
Employee benefit plan liabilities		13,062	14,008
Commitments		--	--
Shareholders' equity
Preferred stock, par value $.01 per share:
Authorized - 1,000,000 shares
Issued and outstanding - None		--	--
Common stock, par value $.01 per share:
Class A, authorized	- 30,000,000 shares;
Issued and outstanding	- 9,758,459 shares in 2002,
	- 10,020,226 shares in 2001	97	100
Class B, authorized	- 4,425,000 shares;
Issued and outstanding	- 2,194,561 shares in 2002,
	- 2,207,394 shares in 2001	22	22
Additional paid-in capital		--	5,339
Retained earnings		92,290	68,551
Unearned compensation under restricted stock plan		(20)	(312)

Total shareholders' equity		92,389	73,700

Total liabilities and shareholders' equity		$155,754	$161,340

See notes to consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
	For the Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000

Net Sales	$436,989	$463,069	$453,062
Cost of products sold	246,744	269,286	262,638

Gross profit	190,245	193,783	190,424

Selling, general and administrative expenses	148,947	148,326	143,012
Royalty income, net	(10,188)	(9,259)	(8,257)

Operating income	51,486	54,716	55,669

Other income (expense):
Interest expense	(1,097)	(2,258)	(5,148)
Interest income	528	834	946
Miscellaneous	(56)	(29)	1,326

Other income (expense) - net	(625)	(1,453)	(2,876)

Income before income taxes	50,861	53,263	52,793

Income taxes	18,816	20,455	20,576

Net income	$32,045	$32,808	$32,217

Net income per common share
Basic	$2.59	$2.69	$2.61
Diluted	$2.54	$2.61	$2.58

See notes to consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
(Dollars and shares in thousands, except per share amounts)

							Unearned
	Common Stock				Additional		Compensation
	Class A		Class B		Paid-In	Retained	Under Restricted

	Shares	Amount	Shares	Amount	Capital	Earnings	Stock Plan

Balance -- January 1, 2000	10,361	$104	2,241	$23	$--	$23,312	$--

Net income	--	--	--	--	--	32,217	--
Dividends
- Class A ($.20 per share)	--	--	--	--	--	(2,016)	--
- Class B ($.17 per share)	--	--	--	--	--	(381)	--
Conversions of common shares	12	1	(12)	(1)	--	--	--
Stock options exercised	101	--	--	--	767	--	--
Income tax benefit from stock
options exercised	--	--	--	--	432	--	--
Award of restricted stock	55	--	--	--	935	--	(935)
Compensation earned under
restricted stock plan	--	--	--	--	--	--	233
Repurchase and retirement of
common shares, net	(585)	(6)	--	--	(2,134)	(8,078)	--

Balance -- December 30, 2000	9,944	99	2,229	22	--	45,054	(702)

Net income	--	--	--	--	--	32,808	--
Dividends
- Class A ($.22 per share)	--	--	--	--	--	(2,198)	--
- Class B ($.19 per share)	--	--	--	--	--	(422)	--
Conversions of common shares	21	--	(21)	--	--	--	--
Stock options exercised	452	5	--	--	5,234	--	--
Income tax benefit from stock
options exercised	--	--	--	--	3,754	--	--
Compensation earned under
restricted stock plan	--	--	--	--	--	--	390
Repurchase and retirement of
common shares, net	(397)	(4)	--	--	(3,649)	(6,691)	--

Balance -- December 29, 2001	10,020	100	2,208	22	5,339	68,551	(312)

Net income	--	--	--	--	--	32,045	--
Dividends
- Class A ($.26 per share)	--	--	--	--	--	(2,635)	--
- Class B ($.225 per share)	--	--	--	--	--	(495)	--
Conversions of common shares	13	--	(13)	--	--	--	--
Stock options exercised	437	4	--	--	6,614	--	--
Income tax benefit from stock
options exercised	--	--	--	--	4,108	--	--
Compensation earned under
restricted stock plan	--	--	--	--	--	--	292
Repurchase and retirement of
common shares, net	(712)	(7)	--	--	(16,061)	(5,176)	--

Balance -- December 28, 2002	9,758	$97	2,195	$22	$--	$92,290	$(20)

See notes to consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
	For the Year Ended

	December 28, 2002	December 29, 2001	December 30, 2000

Cash flows from operating activities
Net income	$32,045	$32,808	$32,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,906	7,210	7,154
Amortization	1,013	806	834
(Gain) loss on disposal of assets	349	76	(1,195)
Deferred income taxes	5,400	1,450	850
Compensation earned under restricted stock plan	292	390	233
Income tax benefit from stock option exercises	4,108	3,754	432
Benefit plan expense, net of contributions	(3,924)	(993)	(14)
Changes in operating assets and liabilities:
Accounts receivable	8,968	4,469	(13,652)
Inventories	(1,685)	(2,244)	(4,690)
Prepaid expenses and other current assets	(78)	275	(1,108)
Accounts payable	678	(3,611)	4,571
Accrued liabilities	(7)	(1,539)	2,966

Net cash provided by operating activities	54,065	42,851	28,598

Cash flows from investing activities
Additions to property, plant and equipment	(5,400)	(5,106)	(8,550)
Proceeds from disposal of assets	369	104	1,954
Sale of investments, net	--	511	--
Changes in other assets	(402)	(1,152)	592

Net cash used in investing activities	(5,433)	(5,643)	(6,004)

Cash flows from financing activities
Payments on long-term debt	(24,000)	(20,000)	--
Dividends paid	(3,130)	(2,620)	(2,397)
Net proceeds from issuance of common shares	6,618	5,239	767
Repurchase of common shares	(21,244)	(10,344)	(10,218)

Net cash used in financing activities	(41,756)	(27,725)	(11,848)

Net increase in cash and cash equivalents	6,876	9,483	10,746
Cash and cash equivalents at beginning of year	29,322	19,839	9,093

Cash and cash equivalents at end of year	$36,198	$29,322	$19,839

Supplementary disclosures
Cash paid for interest	$652	$2,467	$4,105
Cash paid for income taxes	$5,434	$18,658	$16,630

See notes to consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Business

OshKosh B'Gosh, Inc. and its wholly-owned subsidiaries (the Company) are engaged primarily in the design, sourcing and marketing of apparel to wholesale customers and through Company-owned retail stores.

Principles of consolidation

The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash equivalents consist of highly liquid debt instruments such as money market accounts and commercial paper with original maturities of three months or less and other financial instruments that can be readily liquidated. The Company's policy is to invest cash in conservative instruments as part of its cash management program and to evaluate the credit exposure of any investment. Cash equivalents are stated at cost.

Financial instruments

The fair value of financial instruments, primarily cash equivalents and accounts receivable, do not materially differ from their carrying value.

Inventories

Inventories are stated at the lower of cost or market. In 2002, all inventories were stated on the last-in, first-out (LIFO) basis compared to 99.4% of 2001 inventories. Remaining inventories in 2001 were valued using the first-in, first-out (FIFO) method.

Property, plant and equipment

Property, plant and equipment are carried at cost or at management's estimate of fair market value if considered impaired under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" less accumulated depreciation. Expenditures for improvements that increase asset values and extend usefulness are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization for financial reporting purposes are calculated using the straight-line method based on the following useful lives:

Years
Land improvements	10 to 15
Buildings	10 to 40
Leasehold improvements	5 to 10
Machinery, fixtures and equipment	3 to 10

Revenue recognition

Revenue within wholesale operations is recognized at the time merchandise is shipped and title is transferred to customers. Retail store revenues are recognized at the time of sale. Royalty income is recognized over the period covered by the underlying license agreements.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising

Advertising costs are expensed as incurred and totaled $11,550, $14,896 and $16,318 in 2002, 2001 and 2000, respectively.

Stock-based compensation

The Company has elected to use the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25 in accounting for its employee stock options.

Earnings per share

The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is computed as follows (in thousands):

	2002	2001	2000
Denominator for basic earnings per share-- Weighted average shares	12,381	12,191	12,321
Employee stock options (treasury stock method)	260	390	157
Denominator for diluted earnings per share	12,641	12,581	12,478

The Company had 317,500, 26,500 and 639,450 employee stock options that were anti-dilutive in 2002, 2001 and 2000, respectively, and, accordingly, are not included in the diluted earnings per share calculations.

Fiscal year

The Company's fiscal year is a 52/53 week year ending on the Saturday closest to December 31. Fiscal 2002 ended on December 28, 2002, fiscal 2001 ended on December 29, 2001 and fiscal 2000 ended on December 30, 2000, all of which were 52 week years. All references to years in this report refer to the fiscal years described above.

Comprehensive income

Comprehensive income equaled net income in 2002, 2001 and 2000.

NOTE 2. INVENTORIES

A summary of inventories follows:

	December 28, 2002	December 29, 2001

Finished goods	$48,103	$49,069
Work in process	7,490	5,832
Raw materials	1,521	528

Total	$57,114	$55,429

The replacement cost of inventory exceeds the above LIFO costs by $10,600 and $12,138 at December 28, 2002 and December 29, 2001, respectively.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

	December 28, 2002	December 29, 2001

Land and improvements	$2,884	$2,873
Buildings	14,497	14,220
Leasehold improvements	20,557	20,018
Machinery, fixtures and equipment	33,260	35,406
Construction in progress	--	192

Total	71,198	72,709
Less: accumulated depreciation and amortization	43,421	42,708

Property, plant and equipment, net	$27,777	$30,001

NOTE 4. CREDIT AGREEMENTS

The Company has an unsecured credit agreement with a number of banks which provides a $75,000 revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires October 30, 2003. Letters of credit of approximately $28,624 were outstanding at December 28, 2002, with $46,376 of the unused revolving credit facility available for borrowing.

Under the terms of the agreement, interest rates are determined at the time of borrowing and are based on London Interbank Offered Rates plus additional basis points (effectively 2.17% at December 28, 2002). Commitment fees of 0.15% are required on the revolving credit facility. The Company is required to maintain certain financial ratios in connection with this agreement. As of December 28, 2002, the Company is in compliance with all of its financial covenants. There were no outstanding borrowings against the revolving credit arrangement at December 28, 2002 and December 29, 2001.

During 2002, the Company repaid the remaining amounts due under a term loan. Term loan principal payments totaled $24,000 and $20,000 in 2002 and 2001, respectively.

NOTE 5. ACCRUED LIABILITIES

A summary of accrued liabilities follows:

	December 28, 2002	December 29, 2001

Compensation	$6,038	$7,181
Workers' compensation	8,500	8,900
Income taxes	8,824	5,182
Other	15,034	17,140

Total	$38,396	$38,403

NOTE 6. LEASES

The Company leases certain property and equipment including retail sales facilities, manufacturing facilities and a regional sales office under operating leases. Certain leases provide the Company with renewal options. Leases for retail sales facilities provide for minimum rentals plus contingent rentals based on sales volume.

Minimum future rental payments under noncancellable operating leases are as follows:

Fiscal Year

2003	$16,983
2004	14,370
2005	10,188
2006	6,548
2007	3,640
Thereafter	4,339

Total minimum lease payments	$56,068

Total rent expense charged to operations for all operating leases is as follows:

	2002	2001	2000

Minimum rentals	$20,377	$18,755	$17,778
Contingent rentals	1,112	1,262	1,187

Total rent expense	$21,489	$20,017	$18,965

NOTE 7. INCOME TAXES

Income tax expense is comprised of the following:

	2002	2001	2000

Current:
Federal	$12,102	$17,092	$16,664
State and local	1,314	1,913	3,062
Deferred	5,400	1,450	850

Total	$18,816	$20,455	$20,576

Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax basis of Company assets and liabilities and include the following components:

	December 28,	December 29,
	2002	2001
	[Assets (Liabilities)]

Current deferred taxes
Accounts receivable allowances	$1,790	$2,410
Inventory valuation	2,127	3,895
Accrued liabilities	5,072	5,960
Other	611	735

Total net current deferred tax assets	$9,600	$13,000

Non-current deferred taxes
Depreciation	$(1,405)	$(825)
Deferred employee benefits	3,662	5,155
Trademark	489	479
Other	(446)	(509)

Total net non-current deferred tax assets	$2,300	$4,300

Substantially all income is subject to United States taxation. A reconciliation of the federal statutory income tax rate to the effective tax rates reflected in the consolidated statements of income follows:
	2002	2001	2000

Federal statutory tax rate	35.0%	35.0%	35.0%
Differences resulting from:
State and local income taxes, net of federal income tax benefit	2.2	3.3	4.3
Other	(.2)	.1	(.3)

Total	37.0%	38.4%	39.0%

NOTE 8. RETIREMENT PLANS

The Company has defined contribution and defined benefit pension plans covering substantially all employees. Charges to operations by the Company for these plans totaled $3,658, $2,047 and $2,193 for 2002, 2001 and 2000, respectively.

Defined benefit plans

The Company sponsors several defined benefit pension plans covering certain hourly and salaried employees. The Company also sponsors an unfunded defined benefit postretirement life and health insurance plan that covers qualifying salaried employees.

The actuarial computations utilized the following assumptions as applicable for the most significant plans:

	2002	2001	2000

Discount rate	6.5%	7.0%	7.5%
Expected long-term rate of return on assets	8.0%	9.0%	9.0%
Rates of increase in compensation levels	0-4.5%	0-4.5%	0-4.5%

Net periodic pension cost was comprised of:

	2002	2001	2000

Service cost	$2,053	$1,894	$1,937
Interest cost	2,667	2,540	2,358
Expected return on plan assets	(2,892)	(3,692)	(3,555)
Amortization of prior service cost	313	331	585
Amortization of transition obligation	(159)	(159)	(146)
Recognized actuarial gain	(273)	(827)	(897)

Net periodic pension cost	$1,709	$87	$282

A reconciliation of changes in pension benefit obligation and plan assets follows:

	2002	2001
Change in benefit obligation
Benefit obligation at beginning of year	$ 38,751	$ 35,336
Service cost	2,053	1,894
Interest cost	2,667	2,540
Amendments	54	78
Actuarial loss	3,499	2,399
Benefits paid	(2,297)	(3,496)
Benefit obligation at end of year	44,727	38,751

Change in plan assets
Fair value of plan assets at beginning of year	35,612	44,195
Actual return on plan assets	(2,783)	(5,751)
Company contributions	6,037	664
Benefits paid	(2,297)	(3,496)
Fair value of plan assets at end of year	36,569	35,612

Funded status
Funded status of plan	(8,158)	(3,139)
Unrecognized net actuarial (gain) loss	3,877	(5,571)
Unrecognized prior service cost	1,256	1,516
Unrecognized transition obligation	(151)	(310)
Accrued benefit cost	$ (3,176)	$ (7,504)

Amounts recognized in the Consolidated Balance Sheets:

	2002	2001

Prepaid benefit cost	$2,978	$1,111
Accrued benefit liability	(6,154)	(8,615)

	$(3,176)	$(7,504)

Amounts applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	ABO > Assets December 28,	ABO > Assets December 29,
	2002	2001
Projected benefit obligations	$ 8,750	$ 8,180
Accumulated benefit obligations	7,769	6,942
Fair value of plan assets	6,166	5,110

Defined contribution plans

The Company maintains a defined contribution retirement plan covering certain salaried employees. Annual contributions are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for contributions under this plan totaled $1,222, $1,278 and $1,168, for 2002, 2001 and 2000, respectively.

The Company maintains a retirement plan covering certain salaried and hourly employees pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. Matching contributions by the Company are discretionary, and amounted to approximately $439, $402 and $506 for 2002, 2001 and 2000, respectively.

The Company also has a supplemental retirement program for designated employees. Annual provisions to this unfunded plan are discretionary and are determined by the Company's Executive Committee. Charges to operations by the Company for additions to this plan totaled $288, $280 and $237 for 2002, 2001 and 2000, respectively.

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

The Class A common stock shareholders are entitled to receive a liquidation preference of $1.875 per share before any payment or distribution to holders of the Class B common stock. Thereafter, holders of the Class B common stock are entitled to receive $1.875 per share before any further payment or distribution to holders of the Class A common stock. Thereafter, holders of the Class A common stock and Class B common stock share on a pro rata basis in all payments or distributions upon liquidation, dissolution or winding up of the Company.

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

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program. During 2002, 2001 and 2000, the Company repurchased 712,000, 397,300 and 585,200 shares, respectively, of its Class A common stock under this program for approximately $21,244, $10,344 and $10,218, respectively. Accordingly, at December 28, 2002, the Company is authorized to repurchase 551,600 additional shares.

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

The Company's Incentive Stock Option Plans have authorized the grant of options to management personnel and directors for up to 3,125,000 of the Company's Class A common stock. As of December 28, 2002, 705,925 shares are available for grant. Options granted generally have 10 year terms and vest ratably over a four year period following date of grant.

The following pro forma information regarding net income and net income per share required by SFAS No. 123, "Accounting for Stock Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.91%, 5.00% and 6.47%; annual dividends of $.28, $.22 and $.20; volatility factors of the expected market price of the Company's common stock of .514, .508 and .533; and a weighted-average expected life of the option of approximately 8 years. Changes in these subjective assumptions can significantly affect the fair value calculations.

The estimated fair values of the options are amortized to expense over the options' vesting periods:

	2002	2001	2000
Net income as reported	$ 32,045	$ 32,808	$ 32,217
Add: Stock based compensation included
in net income as reported, net of related tax effects	184	240	142
Deduct stock based compensation
determined under fair value based methods for all awards, net of related tax effects	(2,256)	(1,793)	(1,155)
Pro forma net income	29,973	31,255	31,204
Net income per common share as reported
Basic	2.59	2.69	2.61
Diluted	2.54	2.61	2.58
Pro forma net income per common share
Basic	2.42	2.56	2.53
Diluted	2.39	2.51	2.52

A summary of the Company's stock option activity and related information follows:

	2002		2001		2000
	Options (000's)	Weighted-average exercise price	Options (000's)	Weighted-average exercise price	Options (000's)	Weighted-average exercise price

Outstanding-beginning of year	1,199	$ 17	1,340	$ 15	1,193	$ 14
Granted	345	41	344	20	349	16
Exercised	(441)	15	(452)	12	(101)	8
Forfeited	(74)	23	(33)	18	(101)	17
Outstanding - end of Year	1,029	$ 26	1,199	$ 17	1,340	$ 15
Exerciseable at end of year	419	$ 22	507	$ 16	667	$ 13
Weighted-average fair value of options granted during year		$15.94		$10.51		$ 6.39

	Options outstanding			Options exerciseable
Range of exercise prices	Number outstanding	Weighted- average Remaining contract life	Weighted- average exercise price	Number outstanding	Weighted- average exercise price

$ 7 to $ 9	5	4.1	$ 8	5	$ 8
$15 to $17	196	7.2	$16	93	$16
$18 to $21	470	7.0	$19	239	$19
$24 to $34	40	8.7	$29	25	$29
$36 to $42	318	9.2	$41	57	$41
	1,029			419

Restricted Stock

On February 15, 2000, the Company issued 55,000 shares of restricted stock to certain key employees. The restrictions lapse over four years based on attainment of certain financial performance targets and continued employment. Under APB No. 25, compensation expense is reflected over the period in which services are performed and when the financial performance targets have been met.

NOTE 10. BUSINESS AND CREDIT CONCENTRATIONS

Operations of the Company occur primarily within the United States and its customers are not concentrated in any geographic region. The Company provides credit, in the normal course of business, to department and specialty stores. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

In 2002 no individual customer had sales in excess of 10% of the Company's net sales. In 2001 and 2000, sales to a wholesale customer, as a percentage of net sales, amounted to approximately 11% and 13%, respectively.

NOTE 11. LITIGATION

The Company is subject to various legal actions and proceedings in the normal course of business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe the final outcome will have a significant affect on the consolidated financial statements.

NOTE 12. SEGMENT REPORTING

The Company designs, sources and markets apparel products using primarily the OshKosh B'Gosh brand. The apparel products are primarily marketed in two distinct distribution channels: domestic wholesale and through Company-owned retail stores. The Company designs and sources product to meet the needs of these distribution channels through a single procurement business unit.

Certain operations have been segregated into segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company manages its business operations by periodic analysis of business unit results. For this purpose, domestic wholesale, retail, and procurement are separately identified for management reporting and are considered segments as defined by SFAS No. 131.

Management evaluates the operating performance of each of its business units based on income from operations as well as return on net assets. For this purpose, product is transferred from procurement to the domestic wholesale and retail business units at cost. However, procurement receives a markup on product sold by the Company's wholesale and retail business units. Accounting policies used for segment reporting are consistent with the Company's overall accounting policies, except that inventories are valued on a FIFO basis. In addition, interest income, interest expense, certain corporate office expenses and the effects of the LIFO inventory valuation method are not allocated to individual business units, and are included in the All Other/Corporate column below.

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows:
	Domestic Wholesale	Retail	Procurement	All Other/ Corporate	Total

December 28, 2002
Net sales	$ 182,744	$ 250,539	$ 180	$ 3,526	$ 436,989
Income before income Taxes	16,541	22,354	11,048	918	50,861
Assets	44,026	48,983	15,638	47,107	155,754
Depreciation expense	1,651	4,013	555	687	6,906
Property, plant and equipment additions	425	4,833	108	34	5,400

December 29, 2001
Net sales	$ 213,588	$ 245,112	$ 5	$ 4,364	$ 463,069
Income before income Taxes	18,671	27,732	4,931	1,929	53,263
Assets	57,831	46,207	13,753	43,549	161,340
Depreciation expense	1,651	3,662	1,073	824	7,210
Property, plant and equipment additions	248	4,166	669	23	5,106

December 30, 2000
Net sales	$ 215,982	$ 230,774	$ --	$ 6,306	$ 453,062
Income before income Taxes	22,794	25,505	824	3,670	52,793
Assets	62,140	36,216	25,160	34,740	158,256
Depreciation expense	1,612	3,319	1,357	866	7,154
Property, plant and equipment additions	804	7,131	541	74	8,550

NOTE 13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
	2002 Quarter Ended
	March 30, 2002	June 29, 2002	September 28, 2002	December 28, 2002
Net sales	$100,781	$84,124	$133,939	$118,145
Gross profit	44,259	36,028	58,413	51,545
Net income	5,667	1,332	13,993	11,053
Net income per common share:
Basic	.46	.11	1.12	.91
Diluted	.45	.10	1.11	.90
	2001 Quarter Ended
	March 31, 2001	June 30, 2001	September 29, 2001	December 29, 2001
Net sales	$99,445	$90,945	$147,488	$125,191
Gross profit	40,993	38,238	63,664	50,888
Net income	4,474	2,499	17,329	8,506
Net income per common share:
Basic	.37	.20	1.42	.70
Diluted	.36	.20	1.37	.68

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 6, 2003, under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 6, 2003, under the captions "Management Compensation" and "Directors' Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 6, 2003, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 6, 2003, under the caption "Directors and Executive Officers".

ITEM 14. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company's management, including the certifying officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the certifying officers concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

  Changes in Internal Controls

There were not any significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

Financial statements for OshKosh B'Gosh, Inc. listed in the Index to Financial Statements and Supplementary Data are filed as part of this Annual Report.

(2) Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Schedules not included have been omitted because the schedules are not applicable, the amounts are immaterial or the required information is included in the consolidated financial statements or notes thereto.

(3) Index to Exhibits

(b) Reports on Form 8-K

None

(c) Exhibits

3.1 Restated Certificate of Incorporation of OshKosh B'Gosh, Inc., dated May 9, 2002.

3.2 By-laws of OshKosh B'Gosh, Inc., as amended.

*10.1 OshKosh B'Gosh, Inc. Profit Sharing Plan, as amended, previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, Commission File Number 0-13365, is incorporated herein by reference.

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

*10.7 OshKosh B'Gosh, Inc. 1994 Incentive Stock Plan, as amended, previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, Commission File Number 0-13365, is incorporated herein by reference.

10.8 OshKosh B'Gosh, Inc. 1995 Outside Director's Stock Option Plan, as amended.

*10.9 OshKosh B'Gosh, Inc. 401(k) Plan, as amended.

10.10 Credit agreement between OshKosh B'Gosh, Inc. and U.S. Bank N.A. and participating banks, dated as of October 30, 2002.

21. The following is a list of subsidiaries of the Company as of December 28, 2002. The consolidated financial statements reflect the operations of all subsidiaries as they existed on December 28, 2002.

Name of Subsidiary	State or Other Jurisdiction of Incorporation or Organization

Manufacturera International Apparel, S.A.	Honduras
OshKosh B'Gosh Asia/Pacific Ltd. (Inactive)	Hong Kong
OshKosh B'Gosh Investments, Inc.	Nevada
OshKosh B'Gosh Retail, Inc.	Delaware
OBG Distribution Company, LLC	Wisconsin
OBG Manufacturing Company	Kentucky
OBG Sales, Inc.	Delaware
OshKosh B'Gosh Operations, LLC	Wisconsin
Millennia Manufacturing SRL de CV	Mexico

23. Consent of Deloitte & Touche LLP
Consent of Ernst & Young LLP
    Certification by Chief Executive Officer and Chief Financial Officer.

* Represents a plan that covers compensation, benefits and/or related arrangements for executive management.

SIGNATURES

Date: March 25, 2003

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH B'GOSH, INC.

By: /S/ DOUGLAS W. HYDE
Chairman of the Board, President and Chief Executive Officer

By: /S/ DAVID L. OMACHINSKI
Executive Vice President, Chief Operating and Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title

By: /S/ DOUGLAS W. HYDE	Chairman of the Board, President

Chief Executive Officer and Director

By: /S/ DAVID L. OMACHINSKI	Executive Vice President, Chief Operating and

Financial Officer, Treasurer and Director

By: /S/ STEVEN R. DUBACK	Secretary and Director

By: /S/ WILLIAM F. WYMAN	Senior Vice President Global Licensing

and Director

By: /S/ PHOEBE A. WOOD	Director

Dated: March 25, 2003

I, Douglas W. Hyde, certify that:

  I have reviewed this annual report on Form 10-K of OshKosh B'Gosh, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	By:	/S/ DOUGLAS W. HYDE

Douglas W. Hyde
Chairman of the Board, President
Chief Executive Officer and Director

I, David L. Omachinski, certify that:

  I have reviewed this annual report on Form 10-K of OshKosh B'Gosh, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 25, 2003	By:	/S/DAVID L. OMACHINSKI

David L. Omachinski
Executive Vice President, Chief Operating and
Financial Officer, Treasurer and Director

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Schedule II

Valuation and Qualifying Accounts
(Dollars in thousands)

	2002	2001	2000
Accounts receivable - allowances:
Balance at beginning of period	$ 7,075	$5,510	$3,790
Charged to costs and expenses	35,534	31,177	22,314
Deductions - bad debts and other allowances written off, net of recoveries	(37,372)	(29,612)	(20,594)

Balance at end of period	$ 5,237	$7,075	$5,510