Form 10-Q
period 2003-04-05
OSHKOSH B GOSH INC
filed 2003-04-25
CIK 75042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 5, 2003

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

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

As of April 15, 2003, there were outstanding 9,673,894 shares of Class A Common Stock and 2,192,961 shares of Class B Common Stock.

FORM 10-Q
OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	April 5, 2003	December 28, 2002*

	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$18,913	$36,198
Accounts receivable	19,705	16,729
Inventories	62,638	57,114
Prepaid expenses and other current assets	3,640	1,685
Deferred income taxes	9,020	9,600

Total current assets	113,916	121,326

Property, plant and equipment	71,166	71,198
Less accumulated depreciation and amortization	44,561	43,421

Net property, plant and equipment	26,605	27,777

Non-current deferred income taxes	2,300	2,300
Other assets	4,525	4,351

Total assets	$147,346	$155,754

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,587	$11,907
Accrued liabilities	34,290	38,396

Total current liabilities	43,877	50,303

Employee benefit plan liabilities	12,963	13,062

Shareholders' equity
Preferred stock	--	--
Common stock:
Class A	97	97
Class B	22	22
Retained earnings	90,622	92,290
Unearned compensation under restricted stock plan	(235)	(20)

Total shareholders' equity	90,506	92,389

Total liabilities and shareholders' equity	$147,346	$155,754

*Condensed from audited financial statements. See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)
	Three Month Period Ended

	April 5, 2003	March 30, 2002

Net Sales	$99,287	$100,781

Cost of products sold	58,583	56,522

Gross profit	40,704	44,259

Selling, general and administrative expenses	40,818	37,393
Royalty income, net	(2,213)	(2,616)

Operating income	2,099	9,482

Other income (expense):
Interest expense	(74)	(429)
Interest income	42	126
Miscellaneous	(33)	(39)

Other income (expense) -- net	(65)	(342)

Income before income taxes	2,034	9,140

Income taxes	753	3,473

Net income	$1,281	$5,667

Net income per common share
Basic	$0.11	$0.46
Diluted	$0.11	$0.45

Weighted average common shares outstanding
Basic	11,915	12,336
Diluted (including share equivalents)	12,037	12,710

Cash dividends per common share
Class A	$0.0700	$0.0600
Class B	$0.0600	$0.0525

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Month Period Ended

	April 5, 2003	March 30, 2002

Cash flows from operating activities
Net income	$1,281	$5,667
Depreciation and amortization	1,676	2,187
Deferred income taxes	580	1,700
Income tax benefit from stock options exercised	173	3,427
Items in net income not affecting cash and cash equivalents	(33)	636
Changes in current assets	(10,455)	3,123
Changes in current liabilities	(6,426)	(4,350)

Net cash provided by (used in) operating activities	(13,204)	12,390

Cash flows from investing activities
Additions to property, plant and equipment	(447)	(1,550)
Proceeds from disposal of assets	31	289
Changes in other assets	(278)	(181)

Net cash used in investing activities	(694)	(1,442)

Cash flows from financing activities
Dividends paid	(813)	(721)
Net proceeds from issuance of common shares	10	5,071
Repurchase of common shares	(2,584)	--

Net cash provided by (used in) financing activities	(3,387)	4,350

Net increase (decrease) in cash and cash equivalents	(17,285)	15,298

Cash and cash equivalents at beginning of period	36,198	29,322

Cash and cash equivalents at end of period	$18,913	$44,620

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. BASIS OF PREPARATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of April 5, 2003, and the results of operations and cash flows for the three month periods ended April 5, 2003 and March 30, 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report.

NOTE 2. INVENTORIES

A summary of inventories follows:

	April 5, 2003	December 28, 2002

Finished goods	$55,798	$48,103
Work in process	4,333	7,490
Raw materials	2,507	1,521

Total	$62,638	$57,114

The replacement cost of inventory exceeds the above LIFO costs by $10,600 at April 5, 2003 and December 28, 2002.

NOTE 3. COMMON STOCK

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

The Company's Incentive Stock Option Plans have authorized the grant of options to management personnel and directors for up to 3,125,000 of the Company's Class A common stock. As of April 5, 2003, 497,300 shares are available for grant. Options granted generally have 10 year terms and vest ratably over a four year period following date of grant.

The following pro forma information regarding net income and net income per share required by SFAS No. 123, "Accounting for Stock Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.90% and 4.91%; annual dividends of $.28; volatility factors of the expected market price of the Company's common stock of .364 and .514; and a weighted-average expected life of the option of approximately 8 years. Changes in these subjective assumptions can significantly affect the fair value calculations.

The estimated fair values of the options are amortized to expense over the options' vesting periods:

	April 5, 2003	March 30, 2002

Net income as reported	$1,281	$5,667
Add: Stock based compensation included in net income as reported, net of related tax effects	31	62
Deduct stock based compensation determined under fair value based methods for all awards, net of related tax effects	(461)	(490)

Pro forma net income	851	5,239
Net income per common share as reported
Basic	0.11	0.46
Diluted	0.11	0.45
Pro forma net income per common share
Basic	0.07	0.42
Diluted	0.07	0.42

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

NOTE 4. SEGMENT REPORTING

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

Management evaluates the operating performance of each of its business units based on income before income taxes as well as return on net assets. For this purpose, product is transferred from procurement to the domestic wholesale and retail business units at cost. However, procurement receives a markup on product sold by the Company's wholesale and retail business units. Accounting policies used for segment reporting are consistent with the Company's overall accounting policies, except that inventories are valued on a FIFO basis. In addition, interest income, interest expense, certain corporate office expenses and the effects of the LIFO inventory valuation method are not allocated to individual business units, and are included in the All Other/Corporate column below.

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows:

	Domestic Wholesale	Retail	Procurement	All Other/ Corporate	Total

For the three months ended April 5, 2003

Net sales	$50,467	$47,915	$18	$887	$99,287
Income before income taxes	4,440	(1,445)	1,310	(2,271)	2,034
Assets	42,095	64,351	13,060	27,840	147,346
Depreciation expense	337	950	89	165	1,541
Property, plant and equipment
additions	55	305	65	22	447

For the three months ended March 30, 2002

Net sales	$51,905	47,353	14	1,509	100,781
Income before income taxes	6,166	931	1,855	188	9,140
Assets	41,280	59,408	15,112	55,013	170,813
Depreciation expense	568	964	213	189	1,934
Property, plant and equipment
additions	20	1,489	37	4	1,550

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

	As a Percentage of
	Net Sales for the Three Months Ended

	April 5, 2003	March 30, 2002

Net Sales	100.0%	100.0%
Cost of products sold	59.0%	56.1%

Gross profit	41.0%	43.9%
Selling, general and administrative expenses	41.1%	37.1%
Royalty income, net	(2.2%)	(2.6%)

Operating income	2.1%	9.4%
Other income (expense) -- net	(0.1%)	(0.3%)

Income before income taxes	2.0%	9.1%
Income taxes	0.7%	3.5%

Net income	1.3%	5.6%

Net Sales

Consolidated net sales for the first quarter ended April 5, 2003 were $99.3 million, a $1.5 million decrease (1.5%) compared to 2002 first quarter net sales of $100.8 million. The Company's net sales for the first quarter of 2003 and 2002 are summarized as follows:

	Net Sales (in millions)

	Domestic

	Wholesale	Retail	Other	Total

Three months ended:
April 5, 2003	$50.5	$47.9	$0.9	$99.3
March 30, 2002	51.9	47.4	1.5	100.8

Increase (decrease)	$(1.4)	$0.5	$(0.6)	$(1.5)

Percent increase (decrease)	(2.7%)	1.1%	(40.0%)	(1.5%)

The Company's first quarter 2003 domestic wholesale unit shipments exceeded first quarter 2002 unit shipments by approximately 12.9%. The increase in unit shipments resulted from a combination of additional unit shipments of Spring 2003 season merchandise in January 2003 versus December 2002, and an increase in the number of "close-out" units sold. Wholesale sales in dollars decreased by 2.7% due to overall price reductions in the Company's Spring product offering resulting in a lower average unit selling price of 10% and higher promotional support to our retail customers to assist in the effective flow of product through the retail channels during a challenging season.

The Company's first quarter 2003 retail sales increase was the result of stores opened subsequent to March 30, 2002, along with the retail period in 2003 including 14 weeks as compared to 13 weeks in 2002. These increases are offset, in part, by a comparable store sales decrease of 13.0%. The comparable store sales decrease resulted from a combination of the price reductions in our product line, the Easter sales period falling in the second quarter of 2003 compared to the first quarter of 2002, lower store traffic and a highly promotional retail environment.

At April 5, 2003 the Company operated 156 domestic OshKosh retail stores, including 149 factory outlet stores, two showcase stores, and five strip mall stores. During the first quarter of 2003, the Company opened two factory outlet stores. At March 30, 2002, the Company operated a total of 148 domestic OshKosh retail stores.

Gross Profit

The Company's gross profit margin as a percent of sales was 41.0% in the first quarter of 2003, compared to 43.9% in the first quarter of 2002. The decrease in gross profit margin was due primarily to price reductions in the Company's product offering that could not be fully offset by product cost reductions, increases in promotional support to our wholesale customers and a highly promotional retail environment.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the first quarter of 2003 increased $3.4 million (9.2%) over the first quarter of 2002. As a percentage of net sales, SG&A expenses were 41.1% for the first quarter of 2003 as compared to 37.1% for the first quarter of 2002. The increase in expenses relates primarily to approximately $3.2 million of costs incurred to develop our Family Lifestyle Store concept, design startup costs for the Target licensing arrangement, along with growth in the Company's retail operations compared to the first quarter of 2002 (the Company ended the first quarter with eight more retail stores than at March 30, 2002).

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. During the first quarter of 2003, the Company earned net royalty income of $2.2 million compared to net royalty income earned in the first quarter of 2002 of approximately $2.6 million. This reduction is attributable to decreases in royalty income from the Company's domestic juvenile products and footwear licensees in addition to a transition of licensees in Japan.

Operating Income

As a result of the factors described above, the Company's operating income fell to $2.1 million for the first quarter of 2003, as compared to $9.5 million for the first quarter of 2002.

Other Income (Expense) - Net

The Company's first quarter 2003 net other income (expense) was a $.1 million expense compared to $.3 million in 2002. Interest expense was lower for the first quarter of 2003 due to prepayment of the Company's long-term debt during 2002.

Income Taxes

The Company's effective tax rate for the first quarter of 2003 was 37.0% compared to 38.0% in 2002.

Net Income

Net income for the three months ended April 5, 2003 of $1.3 million was $4.4 million less than net income for the three months ended March 30, 2002 of $5.7 million. Diluted earnings per share were $.11, a substantial decrease from 2002 first quarter diluted earnings per share of $.45.

SEASONALITY OF BUSINESS

The Company's business is increasingly seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest of the year because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2003 quarterly sales and income.

Financial Position, Capital Resources and Liquidity

At April 5, 2003, the Company's cash and cash equivalents were $18.9 million, compared to $36.2 million at the end of 2002 and $44.6 million at March 30, 2002. The decrease in cash and cash equivalents at April 5, 2003 compared with December 29, 2002 relates to increases in inventories and accounts receivable, a reduction in accounts payable and accrued liabilities, a federal income tax payment during the quarter and share repurchases. The decrease in cash and cash equivalents at April 5, 2003 compared with March 30, 2002 is attributable to the prepayment of $24 million in long-term debt during 2002, in addition to stock repurchases in the second half of 2002. Net working capital at April 5, 2003 was $70.0 million compared to $71.0 million at December 28, 2002, and $90.5 million at March 30, 2002. The decrease in working capital compared to March 30, 2002 is primarily attributable to decreases in cash and cash equivalents. Accounts receivable at April 5, 2003, were $19.7 million compared to $16.7 million at December 28, 2002, and $28.3 million at March 30, 2002. The changes in account receivable levels relate primarily to timing of shipments of Spring 2003 product. Inventories at April 5, 2003 were $62.6 million, compared to $57.1 million at December 28, 2002, and $49.7 million at March 30, 2002. Management believes that April 5, 2003 inventory levels are generally appropriate for anticipated 2003 business activities. A portion of the inventory build up relates to planned build up of classic replenishment product to fully support our customers reorder requests, and store inventory levels planned to support the Easter shopping period.

Cash used in operations amounted to approximately $13.2 million in the first quarter of 2003, compared to cash provided of $12.4 million in the first quarter of 2002. The change in cash from operating activities in the first quarter of 2003 compared to 2002 is primarily attributable to reduced net income, increased inventory levels and minimal stock option exercises during the first quarter of 2003. In the first quarter of 2002 the tax benefits of stock option exercises provided operating cash flow.

Cash used in investing activities totaled $.7 million of cash in the first quarter of 2003 compared to $1.4 million in 2002. Capital expenditures were $.4 million in the first quarter of 2003 and $1.6 million in the first quarter of 2002.

Cash used in financing activities totaled $3.4 million in the first quarter of 2003, compared to cash provided of $4.4 million in the first quarter of 2002. The Company's primary financing activities in 2003 consisted of cash dividends and stock repurchases. In 2002, primary financing activities consisted of dividends and common stock issuance in connection with the exercise of stock options.

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program. During the first quarter of 2003, the Company repurchased 109,900 shares of its Class A common stock under these programs for approximately $2.6 million (an average of $23.51 per share). The Company has 441,700 shares of its Class A common stock available to be repurchased under its current repurchase program.

The Company has an unsecured credit agreement with a number of banks that provides a $75 million credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The credit facility expires October 30, 2003. The Company intends to renew this credit agreement before its expiration.

There were no outstanding borrowings on existing credit facilities at April 5, 2003, December 28, 2002 or March 30, 2002. The Company continues to rely on this credit facility to support its acquisition of inventory under letters of credit.

The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures and business development needs.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company's contractual obligations disclosure in its Annual Report on Form 10-K for the year ended December 28, 2002 has not materially changed since that report was filed. An addition of a three-year computer lease and additions and renewals of Retail store leases, generally over five-year terms, were offset by payments made on existing operating leases during the first quarter of 2003.

As of April 5, 2003, the Company remains obligated under commercial commitments for merchandise letters of credit of $20.0 million and standby letters of credit of $1.2 million. All of these commitments expire within one year.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which is effective for fiscal years ending after December 15, 2002. This statement provides alternative methods for a transition to the fair value method of accounting for stock-based compensation. The statement also amends the disclosure provision of Statement 123, "Accounting for Stock-Based Compensation" by requiring disclosure in the summary of significant accounting policies of the entity's accounting policy, and additional disclosure of the impact on net income of the Company's existing method and fair value method of accounting for stock-based compensation. While the Company has not elected to adopt fair value accounting for its stock-based compensation, it has complied with the new disclosure requirements under Statement 148. As adopted, this statement does not have any impact on the Company's results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. This Interpretation does not have a material impact on the Company's consolidated financial statements.

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

Revenue within the Company's wholesale business is recognized at the time merchandise is shipped from the Company's distribution centers, as this is when title and risk of loss passes to the customer. Revenue is reduced by provision for returns when the return is authorized by the Company. A provision for promotional support, allowances and co-op advertising claims recorded as a reduction of revenue is recognized when revenue from the related shipment of product is recognized.

Wholesale revenue is recorded net of returns, promotional support, allowances and the portion of co-op advertising program support that is not correlated with a specific acquisition of advertising material as described below.

Returns

The Company periodically estimates potential returns of unsaleable products, and reduces sales for the full amount of the credit that is anticipated will be issued or has been issued to its wholesale customers.

Promotional Support

In accordance with long-standing programs with many of the Company's wholesale customers, the Company provides allowances to effectively flow products through the retail channels. The Company periodically performs a review of its outstanding customer support obligations for all product shipped through the date of the financial statements. These amounts are evaluated on a customer by customer basis based on an evaluation of product sell-through results, retailer performance, current market conditions and consider any unauthorized deductions taken by the customer. Settlements of promotional support arrangements are periodically compared to the Company's original estimates to enhance the Company's ability to predict support levels in subsequent seasons. Promotional support arrangements are recorded as a reduction of sales.

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

FORWARD OUTLOOK

The retail climate, particularly in many of the channels in which the Company's products are sold, remains challenging. Our previously announced decision to lower price points approximately 10% will continue on our 2003 Summer season product offerings. The promotional environment that exists in our wholesale business is likely to continue throughout 2003.

We are currently planning comparable store sales decreases in our retail business unit in the mid single digit range for the remainder of 2003, primarily as a result of lower retail selling prices to our consumers. We are also planning four additional new retail stores opening during 2003.

The Company's booked orders in dollars for the 2003 Summer and Fall seasons were below orders booked in dollars for the comparable 2002 season. The Company believes that this reduction is due primarily to lower unit price points, the significant economic slowdown experienced in the U.S. and the cautious approach to inventory management by many of the Company's wholesale customers.

We anticipate that our royalty income for the year will be approximately $2.0-$2.5 million higher than the 2002 amounts primarily due to the Target license in the second half of the year.

The Company continues to make financial investments in the Family Lifestyle retail store concept and Target licensing arrangement. These initiatives are expected to add $2.0-$2.6 million to the SG&A costs for the remainder of the year.

Genuine Kids from Oshkosh is expected to debut in Target stores across the country during the Fall Back-to-School season. The Company remains committed to its retail Family Lifestyle Store concept. Based on recent consumer research as well as other planning and development matters, the Company has decided to delay the opening of the initial Family Lifestyle Stores until the first quarter of 2004.

For the entire year 2003, we are currently estimating net sales of $430-$450 million:

Wholesale	$185-195 million
Retail	$245-255 million

We are currently projecting diluted earnings per share to be in the range of $1.85 to $2.00 for 2003.

For the entire year 2003, we are planning capital expenditures of $5.0-$6.0 million. We are currently budgeting depreciation and amortization for 2003 of $7.0 million.

The foregoing forward-looking statements are qualified in their entirety by the reference to the risks and uncertainties set forth under the heading "Forward-Looking Statements" below.

Forward Looking Statements

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

Wholesale customer and consumer tastes and preferences, along with fashion trends, will affect the acceptance of our product in the market place.

The OshKosh B'Gosh brand has represented quality, style and a proper value proposition to its consumers for over a century. We believe that continued success depends on our ability to deliver trend-relevant merchandise that embodies the OshKosh brand essence, and provides a unique and compelling value proposition for our consumers in the Company's distribution channels. There can be no assurance that the demand for OshKosh B'Gosh product will not decline, or that we will be able to successfully evaluate and adapt our product to be aware of fashion trends in addition to wholesale customer and consumer preferences. A decline in the demand for our product would have a material adverse affect on our business, financial position and results of operations.

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

Historically, a disproportionate amount of our retail sales and shipments to wholesale customers related to the Fall/Back-to-School season for retail sales in the months of July, August and September. Since the Company's product is impacted by the season in which it is offered, changes in consumer spending or buying habits during key marketing periods could have a major impact on the Company's profitability. Consumer spending during any season may be influenced by weather conditions. For example, if the country were to experience unseasonably warm weather during the Fall/Back-to-School season, consumers may reduce their purchases of heavier and long sleeve apparel. If the Company's product offering for a particular season was not well received due to consumer spending factors unforeseen by the Company, the Company would have a substantial increase in obsolete product which would require significant markdowns out of season. If the Company was unable to meet its forecasted sales levels for the Fall/Back-to-School season, this would have a material affect on the Company's sales, gross margin and results of operations for the year.

The majority of the Company's products are sourced outside of the United States. This sourcing matrix creates risks associated with international business.

The Company routinely sources its product in Asia, Mexico, Central America, and to a lesser degree, other areas of the world. Due to the inability of the Company to forecast or control these countries' political environments, labor climates or infrastructures, there is inherent risk associated with this product sourcing plan. Our business is subject to risks associated with foreign international business, including foreign governmental regulation and intervention, foreign currency fluctuation, social or political unrest, natural disasters, shipping and customs clearance in foreign countries and in the U.S., local business practices and economic conditions in countries outside of the United States. In addition, the spread of the SARS Virus and extent of local preventative measures taken in countries where the Company sources its product could affect contractor production capabilities. If any of these factors hinder the Company's ability to obtain products on a timely basis, there could be a significant disruption in the Company's operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company does not have any long-term debt, but has a $75 million credit agreement available for general corporate purposes. Borrowings under this agreement would bear interest at a variable rate, based on the London Interbank Offered Rates. Accordingly, the Company could be affected by interest rate changes. Management monitors this risk by carefully analyzing the short-term rates before borrowing on the credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the certifying officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the certifying officers concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

  Changes in Internal Controls

There were not any significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 99.2	Certification by the Chief Executive Officer Certification by the Chief Financial Officer

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH B'GOSH, INC.

Date: April 25, 2003	By:	/S/ DOUGLAS W. HYDE

Douglas W. Hyde
Chairman of the Board, President
Chief Executive Officer and Director

Date: April 25, 2003	By:	/S/DAVID L. OMACHINSKI

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: April 25, 2003	By:	/S/ DOUGLAS W. HYDE

Douglas W. Hyde
Chairman of the Board, President
Chief Executive Officer and Director

I, David L. Omachinski, certify that:

  I have reviewed this quarterly report on Form 10-Q of OshKosh B'Gosh, Inc.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: April 25, 2003	By:	/S/DAVID L. OMACHINSKI

David L. Omachinski
Executive Vice President, Chief Operating and
Financial Officer, Treasurer and Director