Form 10-Q
period 2003-07-05
OSHKOSH B GOSH INC
filed 2003-07-23
CIK 75042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 5, 2003

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

As of July 15, 2003, there were outstanding 9,680,794 shares of Class A Common Stock and 2,192,611 shares of Class B Common Stock.

FORM 10-Q

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	July 5, 2003	December 28, 2002*

	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$11,864	$36,198
Accounts receivable	19,675	16,729
Inventories	72,488	57,114
Prepaid expenses and other current assets	4,169	1,685
Deferred income taxes	7,750	9,600

Total current assets	115,946	121,326

Property, plant and equipment	70,581	71,198
Less accumulated depreciation and amortization	44,677	43,421

Net property, plant and equipment	25,904	27,777

Non-current deferred income taxes	900	2,300
Other assets	4,446	4,351

Total assets	$147,196	$155,754

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$3,900	$--
Accounts payable	11,683	11,907
Accrued liabilities	30,404	38,396

Total current liabilities	45,987	50,303

Employee benefit plan liabilities	13,101	13,062

Shareholders' equity
Preferred stock	--	--
Common stock:
Class A	97	97
Class B	22	22
Retained earnings	88,151	92,290
Unearned compensation under restricted stock plan	(162)	(20)

Total shareholders' equity	88,108	92,389

Total liabilities and shareholders' equity	$147,196	$155,754

*Condensed from audited financial statements. See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)
	Three-Month Period Ended		Six-Month Period Ended

	July 5, 2003	June 29, 2002	July 5, 2003	June 29, 2002

Net Sales	$84,546	$84,124	$183,833	$184,905

Cost of products sold	53,846	48,096	112,429	104,618

Gross profit	30,700	36,028	71,404	80,287

Selling, general and administrative expenses	35,527	35,963	76,345	73,356
Royalty income, net	(1,953)	(2,267)	(4,166)	(4,883)

Operating income (loss)	(2,874)	2,332	(775)	11,814

Other income (expense):
Interest expense	(183)	(391)	(257)	(820)
Interest income	54	183	96	309
Miscellaneous	28	24	(5)	(15)

Other income (expense) -- net	(101)	(184)	(166)	(526)

Income (loss) before income taxes	(2,975)	2,148	(941)	11,288

Income taxes (benefit)	(1,101)	816	(348)	4,289

Net income (loss)	$(1,874)	$1,332	$(593)	$6,999

Net income (loss) per common share
Basic	$(0.16)	$0.11	$(0.05)	$0.56
Diluted	$(0.16)	$0.10	$(0.05)	$0.55

Weighted average common shares outstanding
Basic	11,869	12,633	11,893	12,485
Diluted	12,010	12,894	12,020	12,804

Cash dividends per common share
Class A	$0.0700	$0.0600	$0.1400	$0.1200
Class B	$0.0600	$0.0525	$0.1200	$0.1050

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six-Month Period Ended

	July 5, 2003	June 29, 2002

Cash flows from operating activities
Net income (loss)	$(593)	$6,999
Depreciation and amortization	3,431	4,199
Deferred income taxes	3,250	2,500
Income tax benefit from stock options exercised	254	4,144
Items in net income (loss) not affecting cash and cash equivalents	149	(295)
Changes in current assets	(20,804)	1,007
Changes in current liabilities	(8,216)	(7,776)

Net cash provided by (used in) operating activities	(22,529)	10,778

Cash flows from investing activities
Additions to property, plant and equipment	(1,391)	(2,898)
Proceeds from disposal of assets	126	387
Changes in other assets	(375)	(270)

Net cash used in investing activities	(1,640)	(2,781)

Cash flows from financing activities
Short-term borrowings	3,900	--
Payment on long-term debt	--	(16,000)
Dividends paid	(1,622)	(1,464)
Net proceeds from issuance of common shares	358	6,560
Repurchase of common shares	(2,801)	--

Net cash used in financing activities	(165)	(10,904)

Net decrease in cash and cash equivalents	(24,334)	(2,907)

Cash and cash equivalents at beginning of period	36,198	29,322

Cash and cash equivalents at end of period	$11,864	$26,415

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands)
(Unaudited)

NOTE 1. BASIS OF PREPARATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of July 5, 2003, the results of operations for the three-month and six-month periods ended July 5, 2003 and June 29, 2002, and cash flows for the six-month periods ended July 5, 2003 and June 29, 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report.

NOTE 2. INVENTORIES

A summary of inventories follows:

	July 5, 2003	December 28, 2002

Finished goods	$63,439	$48,103
Work in process	5,826	7,490
Raw materials	3,223	1,521

Total	$72,488	$57,114

The replacement cost of inventory exceeds the above LIFO costs by $10,600 at July 5, 2003 and December 28, 2002.

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

The Company's Incentive Stock Option Plans have authorized the grant of options to management personnel and directors for up to 3,125,000 of the Company's Class A common stock. As of July 5, 2003, 493,550 shares are available for grant. Options granted generally have ten-year terms and vest ratably over a four-year period following date of grant.

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

The estimated fair values of the options are amortized to expense over the options' vesting periods:

	Three-Months Ended		Six-Months Ended

	July 5, 2003	June 29, 2002	July 5, 2003	June 29, 2002

Net income (loss) as reported	$(1,874)	$1,332	$(593)	$6,999
Add: Stock based compensation included
in net income as reported, net of related tax effects	46	56	77	118
Deduct: Stock based compensation
determined under fair value based methods for all awards, net of related tax effects	(479)	(633)	(939)	(1,134)

Pro forma net income (loss)	(2,307)	755	(1,455)	5,983
Net income (loss) per common share as reported
Basic	(0.16)	0.11	(0.05)	0.56
Diluted	(0.16)	0.10	(0.05)	0.55
Pro forma net income (loss) per common share
Basic	(0.19)	0.06	(0.12)	0.48
Diluted	(0.19)	0.06	(0.12)	0.47

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

Management evaluates the operating performance of each of its business units based on income from operations as well as return on net assets. For this purpose, product is transferred from procurement to the domestic wholesale and retail business units at cost. However, procurement receives a markup on product sold by the Company's wholesale and retail business units. Accounting policies used for segment reporting are consistent with the Company's overall accounting policies, except that inventories are valued on a FIFO basis. In addition, interest income, interest expense, certain corporate expenses, and the effects of the LIFO inventory valuation method are not allocated to individual business units, and are included in the All Other/Corporate column below.

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories, and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows:

	Domestic Wholesale	Retail	Procurement	All Other/ Corporate	Total

For the three months ended July 5, 2003

Net sales	$32,703	51,223	45	575	84,546
Income (loss) before income taxes	(843)	(439)	(918)	(775)	(2,975)
Assets	48,805	69,061	15,578	13,752	147,196
Depreciation expense	339	965	135	171	1,610
Property, plant and equipment
additions	248	590	68	38	944

For the three months ended June 29, 2002

Net sales	$30,328	$53,103	$61	$632	$84,124
Income (loss) before income taxes	(1,232)	1,110	1,821	449	2,148
Assets	44,685	60,133	13,261	35,381	153,460
Depreciation expense	361	1,017	139	179	1,696
Property, plant and equipment
additions	6	1,290	50	2	1,348

For the six months ended July 5, 2003

Net sales	$83,170	99,138	63	1,462	183,833
Income (loss) before income taxes	3,597	(1,884)	392	(3,046)	(941)
Assets	48,805	69,061	15,578	13,752	147,196
Depreciation expense	676	1,915	224	336	3,151
Property, plant and equipment
additions	303	895	133	60	1,391

For the six months ended June 29, 2002

Net sales	$82,233	$100,456	$75	$2,141	$184,905
Income before income taxes	4,934	2,041	3,676	637	11,288
Assets	44,685	60,133	13,261	35,381	153,460
Depreciation expense	929	1,981	352	368	3,630
Property, plant and equipment
additions	26	2,779	87	6	2,898

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

	As a Percentage of Net Sales for the
	Three-Month Period Ended		Six-Month Period Ended

	July 5, 2003	June 29, 2002	July 5, 2003	June 29, 2002

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	63.7%	57.2%	61.2%	56.6%

Gross profit	36.3%	42.8%	38.8%	43.4%
Selling, general and administrative expenses	42.0%	42.7%	41.5%	39.7%
Royalty income, net	(2.3%)	(2.7%)	(2.3%)	(2.7%)

Operating income (loss)	(3.4%)	2.8%	(0.4%)	6.4%
Other income (expense) -- net	(0.1%)	(0.2%)	(0.1%)	(0.3%)

Income (loss) before income taxes	(3.5%)	2.6%	(0.5%)	6.1%
Income taxes (benefit)	(1.3%)	1.0%	(0.2%)	2.3%

Net income (loss)	(2.2%)	1.6%	(0.3%)	3.8%

The Company's net sales for the three-month and six-month periods ended July 5, 2003 and June 29, 2002 are summarized as follows:

	Net Sales (in millions)

	Domestic

	Wholesale	Retail	Other	Total

Three months ended:
July 5, 2003	$32.7	$51.2	$0.6	$84.5
June 29, 2002	30.3	53.1	0.7	84.1

Increase (decrease)	$2.4	$(1.9)	$(0.1)	$0.4

Percent increase (decrease)	7.9%	(3.6%)	(14.3%)	0.5%

Six months ended:
July 5, 2003	$83.2	$99.1	$1.5	$183.8
June 29, 2002	82.2	100.5	2.2	184.9

Increase (decrease)	$1.0	$(1.4)	$(0.7)	$(1.1)

Percent increase (decrease)	1.2%	(1.4%)	(31.8%)	(0.6%)

SECOND QUARTER RESULTS

Net Sales

Consolidated net sales for the three-month period ended July 5, 2003 were $84.5 million, a $.4 million increase (.5%) compared to 2002 second quarter net sales of $84.1 million.

The Company's domestic wholesale business unit shipments for the three-month period ended July 5, 2003 increased approximately 17% as compared to the corresponding three-month period of 2002. The increase in unit shipments resulted from a combination of higher booked orders for the Summer 2003 season and an increase in the number of "close-out" units sold. Despite the increased unit volume, net domestic wholesale sales dollars for the quarter were impacted by a 9.5% decrease in average unit selling price (resulting from the Company's strategic decision to reduce average unit selling prices in the 10% range which commenced in July 2002), higher margin support allowances to our wholesale customers to assist in more effective flow of Company products through the retail channels and an increased amount of "close-out" sales at discounted prices.

The Company's second quarter 2003 retail sales decrease of $1.9 million (3.6%) resulted from a comparable store sales decrease of 8.2% offset in part by sales from stores opened subsequent to March 30, 2002. The comparable store sales decrease is primarily attributable to the overall average decrease in selling prices and lower store traffic, combined with a retail environment that continues to be highly promotional.

At July 5, 2003, the Company operated 158 domestic OshKosh retail stores, including 151 factory outlet stores, two showcase stores, and five strip mall stores. During the second quarter of 2003, the Company opened two factory outlet stores. At June 29, 2002 the Company operated a total of 151 domestic OshKosh retail stores.

Gross Profit

The Company's gross profit margin as a percent of net sales was 36.3% in the second quarter of 2003, compared to 42.8% in the second quarter of 2002. The Company's gross profit margin percentage decreased from second quarter 2002 levels due to the impact of selling price reductions that could not be fully offset by product cost reductions, an increase in "close-out" sales and higher margin support for our wholesale customers.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the three-month period ended July 5, 2003 decreased $.4 million compared to 2002. As a percentage of net sales, SG&A expenses were 42.0% for the three-month period ended July 5, 2003, as compared to 42.7% in the comparable period of 2002. Second Quarter 2003 SG&A expenses included approximately $1.1 million of costs incurred to develop our Family Lifestyle Store concept and design product for the Target Stores licensing arrangement. These costs were more than offset by reduced advertising expenses, along with the effects of cost cutting measures taken to better align our corporate support functions with current business activities.

Royalty Income

The Company licenses the use of its trade name to selected licensees in the U.S. and in foreign countries. Royalty income for the three-month period ended July 5, 2003 was $2.0 million compared to $2.3 million in the second quarter of 2002.

Royalty income from domestic licensees was approximately $.6 million in the three-month period ending July 5, 2003, as compared with $.8 million for the same period in 2002. The decrease in domestic royalties reflects reduced sales by our juvenile products and footwear licensees. Royalty income from international licensees was approximately $1.4 million for the three-month period ended July 5, 2003 as compared with $1.5 million for the same period in 2002.

Operating Income (Loss)

As a result of the factors described above, the Company experienced an operating loss for the three-month period ended July 5, 2003 of $2.9 million, as compared to operating income of $2.3 million for the comparable period in 2002.

Other Income (Expense) -- Net

The Company's second quarter 2003 net other income (expense) was a $.1 million expense compared to $.2 million expense in 2002. Interest expense was lower for the second quarter ended July 5, 2003 compared to 2002 due primarily to prepayments of the Company's long-term debt during 2002.

Income Taxes

The Company's effective tax rate for the three-month period ended July 5, 2003 was approximately 37.0% compared to 38.0% in 2002.

Net Income (Loss)

The Company experienced a net loss for the three months ended July 5, 2003 of $1.9 million compared to net income for the three months ended June 29, 2002 of $1.3 million. Diluted loss per share for the quarter ended July 5, 2003 was $(.16), compared to diluted earnings per share of $.10 in 2002. Stock repurchases in 2002 and 2003 reduced the diluted shares outstanding by approximately 884,000 shares (approximately 6.9%).

YEAR-TO-DATE RESULTS

Net Sales

Consolidated net sales for the six-month period ended July 5, 2003 were $183.8 million, a $1.1 million decrease (.6%) from net sales of $184.9 million for the first six months of 2002.

The Company's domestic wholesale unit shipments for the six-month period ending July 5, 2003 increased approximately 14.5% as compared to 2002. The increase in unit shipments resulted from a combination of slightly higher booked orders, the timing of shipment of Spring 2003 season merchandise (higher level shipped in January 2003 versus December 2002) and an increase in the number of "close-out" units sold. While unit shipments increased, net year-to-date domestic wholesale sales dollars were affected by lower average unit selling prices and higher margin support to our wholesale customers to assist in more effective flow of Company products through the retail channels, and a substantial increase in the amount of "close-outs" sold at reduced selling prices.

The Company's decrease in retail sales for the first six months of 2003 resulted from a comparable store sales decline of 10.7%, offset in part by sales volume from newly opened stores and inclusion of an additional week of sales in 2003 due to the Company's 52/53 week fiscal year. The comparable store sales decline is attributable to price reductions in our product line, lower store traffic and a highly promotional retail environment.

Gross Profit

The Company's year-to-date gross profit margin as a percent of net sales was 38.8% compared to 43.4% for the first six months of 2002. The Company's gross profit margin decrease from 2002 levels is due to a combination of the impact of selling price decreases that could not be fully offset by product cost reductions, an increase in "close-out" sales and sharply higher margin support for our wholesale customers.

Selling, General and Administrative Expenses (SG&A)

Year-to-date SG&A expenses increased $3.0 million over the six-month period ended June 29, 2002. As a percentage of net sales, SG&A expenses were 41.5% as compared to 39.7% in the comparable period of 2002. The increase in expense relate primarily to approximately $4.3 million of costs incurred to develop our Family Lifestyle Store concept and design costs for the Target Stores licensing arrangement, along with growth in the Company's retail operation compared to 2002. These cost increases were partially offset by reduced advertising expenses, reductions in retail operating costs and the effects of cost cutting measures taken to align our corporate support functions with current business activities.

Royalty Income

Royalty income for the six-month period ended July 5, 2003 was $4.2 million compared with $4.9 million in the second quarter of 2002.

Royalty income from domestic licensees was approximately $1.3 million in the six- month period ending July 5, 2003, as compared with $1.8 million for the same period in 2002. The decrease is primarily attributable to reduced sales by our juvenile products and accessories licensees. Royalty income from international licensees was approximately $2.9 million for the six-month period ending July 5, 2003 as compared with $3.1 million for the same period in 2002. The decrease is primarily attributable to a strategic change in the Company's Japanese menswear licensee to better align the licensee with the Company's long-term growth objectives.

Operating Income (Loss)

The Company experienced an operating loss of $.8 million for the six-month period ended July 5, 2003 as compared to $11.8 million operating income for the comparable period in 2002. The primary reasons for this decrease are reduced gross margin as previously discussed, substantial investment in the Family Lifestyle Store concept and Target Stores licensee design costs.

Other Income (Expense) -- Net

The Company's net other income (expense) for the six-month period ended July 5, 2003 was a $.2 million expense compared to $.5 million for 2002. Interest expense decreased in 2003 due to prepayments of the Company's long-term debt in 2002.

Income Taxes

The Company's effective tax rate for the six-month period ended July 5, 2003, was approximately 37.0% compared to 38.0% in 2002. The Company expects to fully utilize the tax benefit relating to an operating loss for the period ending July 5, 2003.

Net Income (Loss)

The Company experienced a net loss for the six-months ended July 5, 2003 of $.6 compared to net income for the six-months ended June 29, 2002 of $7.0 million.

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

Financial Position, Capital Resources and Liquidity

At July 5, 2003, the Company's cash and cash equivalents were $11.9 million, compared to $36.2 million at the end of 2002 and $26.4 million at June 29, 2002. The decrease in cash and cash equivalents at July 5, 2003 compared with December 28, 2002 relates to increases in inventories and accounts receivable, a reduction in accrued liabilities and share repurchases. The decrease in cash and cash equivalents at July 5, 2003 compared with June 29, 2002 is primarily attributable to the prepayment of long-term debt in July 2002, stock repurchases in the second half of 2002 and higher inventory levels. Net working capital at July 5, 2003 was $70.0 million compared to $71.0 million at December 28, 2002, and $77.3 million at June 29, 2002. The decrease in working capital compared to June 29, 2002 is primarily attributable to decreases in cash and cash equivalents. Accounts receivable at July 5, 2003, were $19.7 million compared to $16.7 million at December 28, 2002, and $18.3 million at June 29, 2002. Inventories at July 5, 2003 were $72.5 million, compared to $57.1 million at December 28, 2002, and $62.0 million at June 29, 2002. The inventory increase over June 2002 levels reflects a buildup in classic replenishment product and to a lesser degree remaining prior-season product. The Company has modified its production schedule to gradually reduce the inventory levels of replenishment product over the balance of 2003 and is exploring marketing alternatives to reduce prior-season inventory levels.

Cash used in operations amounted to approximately $22.5 million in the first six months of 2003, compared to cash provided of $10.8 million in the first half of 2002. The change in cash from operating activities in the first quarter of 2003 compared to 2002 is primarily attributable to reduced net income, increased inventory levels and minimal stock option exercises during the first half of 2003. During 2002, the income tax benefit of stock option exercises provided operating cash flow.

Cash used in investing activities totaled $1.6 million in the first half of 2003 compared to $2.8 million in 2002. Capital expenditures were $1.4 million in 2003 and $2.9 million in the first quarter of 2002. These capital expenditures relate primarily to additional retail stores and remodeling existing retail stores.

Cash used in financing activities totaled $.2 million in the second quarter of 2003, compared to $10.9 million in the comparable period of 2002. The Company's primary financing activities in 2003 consisted of cash dividends and stock repurchases. In 2002, primary financing activities consisted of dividends and common stock issuance in connection with the exercise of stock options and a prepayment of long-term debt. At July 5, 2003, the Company had $3.9 million in borrowings outstanding under its credit agreement for the acquisition of inventory and other short-term working capital needs.

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program. During 2003, the Company repurchased 118,900 shares of its Class A common stock under these programs for approximately $2.8 million (an average of $23.55 per share). The Company has 432,700 shares of its Class A common stock available to be repurchased under its current repurchase program.

The Company has an unsecured credit agreement with a number of banks that provides a $75 million credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The credit facility expires October 30, 2003. The Company intends to renew this credit agreement before its expiration.

At July 5, 2003, the Company had outstanding obligations under existing credit facilities of $3.9 million. There were no outstanding borrowings on existing credit facilities at December 28, 2002 or June 29, 2002. The Company continues to rely on this credit facility to support its acquisition of inventory under letters of credit.

The Company believes that this credit facility, along with cash generated from operations for the second half of the year, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures and business development needs.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company's contractual obligations disclosure in its Annual Report on Form 10-K for the year ended December 28, 2002 has not materially changed since that report was filed. The addition of three-year computer leases and additions and renewals of Retail store leases, generally over five-year terms, were offset by payments made on existing operating leases during the first half of 2003.

As of July 5, 2003, the Company remains obligated under commercial commitments for merchandise letters of credit of $43.9 million and standby letters of credit of $.7 million. All of these commitments expire within one year.

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

Critical accounting policies are those that are most important to the presentation of the Company's financial condition and the results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties. The Company's most critical accounting policies, discussed below, pertain to revenue recognition, accounts receivable, net, inventories and accrued expenses. Management must use informed judgments and best estimates to properly apply these critical accounting policies. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

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

Returns

The Company determines the amount of potential returns of unsaleable products, and reduces sales for the full amount of the credit that is anticipated will be issued or has been issued to its wholesale customers.

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

Allowances for returns of unsaleable products and promotional support which reduce net sales are also reflected as a reduction to accounts receivable as they are generally settled upon payment of customer invoices.

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

FORWARD OUTLOOK

The retail climate, particularly in many of the channels in which the Company's products are sold, remains challenging. The Company's booked orders in dollars for the 2003 Fall and Holiday seasons were below orders booked in dollars for the comparable 2002 seasons. The Company believes that this reduction is due primarily to the significant economic slowdown experienced in the U.S. We anticipate that our wholesale customers will experience sluggish consumer spending on apparel, and will take a cautious approach to inventory management. We also believe the promotional environment that exists in our wholesale business is likely to continue throughout 2003.

We are currently planning comparable store sales decreases in our retail business unit in the low single digit range for the remainder of 2003, primarily as a result of lower retail selling prices to our consumers, lower store traffic and a continuing promotional environment. However, the overall price reductions taken by the Company in the Fall/Back-to-School season in 2002 will begin to affect the year-to-year same store sales comparison. We are also planning for three additional new retail stores by year end 2003.

The Company expects contraction of its gross margin percentage of 260 to 320 basis points for the entire year over prior year amounts, due to anticipated margin support to our wholesale customers and the existing promotional environment at all retail channels.

The Company continues to make financial investments in the Family Lifestyle retail store concept and Target licensing arrangement. These initiatives are expected to add $.9-$1.5 million to the SG&A costs for the remainder of the year. However, the Company has taken several steps to control other SG&A expenses for the remainder of the year.

We anticipate that our royalty income for the year will be approximately $1.7-$2.2 million higher than the 2002 amounts primarily due to the Target license in the second half of the year. The Genuine Kids from OshKosh product debuted in Target Stores in early July, 2003 and will begin generating royalty income in the Third Quarter.

For the entire year 2003, we are currently estimating net sales of $425-$438 million:

Wholesale	$172-180 million
Retail	$248-255 million

We are currently projecting diluted earnings per share to be in the range of $1.60 to $1.75 for 2003.

For the entire year 2003, we are planning capital expenditures of $5.0-$6.0 million. We are currently budgeting depreciation and amortization for 2003 of $7.0 million.

The Company remains committed to its retail Family Lifestyle Store concept. The Company intends to open 12 to 15 Family Lifestyle Stores in the first quarter of 2004.

The foregoing forward-looking statements are qualified in their entirety by the reference to the risks and uncertainties set forth under the heading "Forward-Looking Statements" below.

Forward-Looking Statements

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in Company press releases and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated financial position, results of operations and level of business for 2003 or any other future period, are forward-looking statements within the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are generally indicated by words or phrases such as "plan", "estimate", "project", "anticipate", "the Company believes", "management expects", "currently anticipates", "intends" and similar phrases are based on current expectations only and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, projected or estimated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company has a $75 million credit agreement available for general corporate purposes. Borrowings under this agreement bear interest at a variable rate, based on the London Interbank Offered Rates. Accordingly, the Company could be affected by interest rate changes. Management monitors this risk by carefully analyzing the short-term rates before borrowing on the credit facility.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The registrant's annual meeting of stockholders was held on May 6, 2003 (the "2003 Annual Meeting"). A majority of the shares of each class of the registrant's Common Stock, represented in person or by proxy, was required to constitute a quorum for action to be taken by such class. A total of 9,002,074 shares of Class A Common Stock and 1,894,873 shares of Class B Common Stock were represented, in person or by proxy, at the 2003 Annual Meeting, constituting a quorum of each class.

With respect to the election of Class A Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

Nominee	Votes in favor	Votes withheld	Broker non-votes

Shirley A. Dawe	8,776,228	225,846	0

Robert C. Siegel	8,776,596	225,478	0

With respect to the election of Class B Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

Nominee	Votes in favor	Votes withheld	Broker non-votes

Douglas W. Hyde	1,826,317	68,556	0

David L. Omachinski	1,894,873	0	0

William F. Wyman	1,889,373	5,500	0

Paul A. Lowry	1,894,873	0	0

Steven R. Duback	1,889,373	5,500	0

Phoebe A. Wood	1,894,873	0	0

Tamara L. Heim	1,894,873	0	0

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
99.1	Certification by the Chief Executive Officer
99.2	Certification by the Chief Financial Officer

(b) Reports on Form 8-K
On July 23, 2003, the Registrant filed an 8-K to accompany its press release announcing certain financial results for the second quarter ended July 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH B'GOSH, INC.

Date: July 23, 2003	By:	/S/DOUGLAS W. HYDE

Douglas W. Hyde
Chairman of the Board, President
Chief Executive Officer and Director

Date: July 23, 2003	By:	/S/DAVID L. OMACHINSKI

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

Date: July 23, 2003	By:	/S/DOUGLAS W. HYDE

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

Date: July 23, 2003	By:	/S/DAVID L. OMACHINSKI

David L. Omachinski
Executive Vice President, Chief Operating and
Financial Officer, Treasurer and Director