Form 10-Q
period 2003-10-04
OSHKOSH B GOSH INC
filed 2003-10-22
CIK 75042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 4, 2003

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

As of October 15, 2003, there were outstanding 9,655,944 shares of Class A Common Stock and 2,192,411 shares of Class B Common Stock.

FORM 10-Q
OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	October 4, 2003	December 28, 2002

	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$7,067	$36,198
Accounts receivable, net	31,785	16,729
Inventories	74,374	57,114
Prepaid expenses and other current assets	3,922	1,685
Deferred income taxes	9,200	9,600

Total current assets	126,348	121,326

Property, plant and equipment	71,819	71,198
Less accumulated depreciation and amortization	46,252	43,421

Net property, plant and equipment	25,567	27,777

Non-current deferred income taxes	2,800	2,300
Other assets	4,366	4,351

Total assets	$159,081	$155,754

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,115	$11,907
Accrued liabilities	36,782	38,396

Total current liabilities	52,897	50,303

Employee benefit plan liabilities	13,169	13,062

Shareholders' equity
Preferred stock	--	--
Common stock:
Class A	97	97
Class B	22	22
Retained earnings	92,987	92,290
Unearned compensation under restricted stock plan	(91)	(20)

Total shareholders' equity	93,015	92,389

Total liabilities and shareholders' equity	$159,081	$155,754

*Condensed from audited financial statements. See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)
	Three-Month Period Ended		Nine-Month Period Ended

	October 4, 2003	September 28, 2002	October 4, 2003	September 28, 2002

Net Sales	$124,097	$133,939	$307,930	$318,844

Cost of products sold	79,441	75,526	191,870	180,144

Gross profit	44,656	58,413	116,060	138,700

Selling, general and administrative expenses	37,400	39,078	113,745	112,434
Royalty income, net	(3,679)	(3,071)	(7,845)	(7,954)

Operating income	10,935	22,406	10,160	34,220

Other income (expense):
Interest expense	(216)	(133)	(473)	(953)
Interest income	60	69	156	378
Miscellaneous	(12)	(43)	(17)	(58)

Other income (expense) -- net	(168)	(107)	(334)	(633)

Income before income taxes	10,767	22,299	9,826	33,587

Income taxes	3,984	8,306	3,636	12,595

Net income	$6,783	$13,993	$6,190	$20,992

Net income per common share
Basic	$0.57	$1.12	$0.52	$1.68
Diluted	$0.57	$1.11	$0.52	$1.65

Weighted average common shares outstanding
Basic	11,856	12,439	11,881	12,470
Diluted	11,968	12,652	12,001	12,753

Cash dividends per common share
Class A	$0.110	$0.070	$0.250	$0.190
Class B	$0.095	$0.060	$0.215	$0.165

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine-Month Period Ended

	October 4, 2003	September 28, 2002

Cash flows from operating activities
Net income	$6,190	$20,992
Depreciation and amortization	5,266	6,024
Deferred income taxes	(100)	2,100
Income tax benefit from stock options exercised	302	4,090
Items in net income not affecting cash and cash equivalents	326	310
Changes in current assets	(34,553)	(5,672)
Changes in current liabilities	2,594	3,812

Net cash provided by (used in) operating activities	(19,975)	31,656

Cash flows from investing activities
Additions to property, plant and equipment	(2,780)	(3,833)
Proceeds from disposal of assets	129	359
Changes in other assets	(445)	(359)

Net cash used in investing activities	(3,096)	(3,833)

Cash flows from financing activities
Payment on long-term debt	--	(24,000)
Dividends paid	(2,893)	(2,304)
Net proceeds from issuance of common shares	678	6,564
Repurchase of common shares	(3,845)	(12,587)

Net cash used in financing activities	(6,060)	(32,327)

Net decrease in cash and cash equivalents	(29,131)	(4,504)

Cash and cash equivalents at beginning of period	36,198	29,322

Cash and cash equivalents at end of period	$7,067	$24,818

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. BASIS OF PREPARATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of October 4, 2003, and the results of operations and cash flows for the nine-month periods ended October 4, 2003 and September 28, 2002.

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

NOTE 2. INVENTORIES

A summary of inventories follows (in thousands):

	October 4, 2003	December 28, 2002

Finished goods	$66,173	$48,103
Work in process	5,431	7,490
Raw materials	2,770	1,521

Total	$74,374	$57,114

The replacement cost of inventory exceeds the above LIFO costs by $10,600 at October 4, 2003 and December 28, 2002.

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

The Company's Incentive Stock Option Plans have authorized the grant of options to management personnel and directors for up to 3,125,000 of the Company's Class A common stock. As of October 4, 2003, 508,000 shares are available for grant. Options granted generally have ten-year terms and vest ratably over a four-year period following date of grant.

The following pro forma information regarding net income and net income per share required by SFAS No. 123, "Accounting for Stock Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.90% and 4.91%; annual dividends of $.28; volatility factors of the expected market price of the Company's common stock of .364 and .514; and a weighted-average expected life of the option of approximately eight years. Changes in these subjective assumptions can significantly affect the fair value calculations.

The estimated fair values of the options are amortized to expense over the options' vesting periods:

	Three Months Ended		Nine Months Ended

	October 4, 2003	September 28, 2002	October 4, 2003	September 28, 2003

Net income as reported	$6,783	$13,993	$6,190	$20,992
Add: Stock based compensation included
in net income as reported, net of related tax effects	45	46	122	164
Deduct: Stock based compensation
determined under fair value based methods for all awards, net of related tax effects	(422)	(522)	(1,360)	(1,667)

Pro forma net income	6,406	13,517	4,952	19,489
Net income per common share as reported
Basic	0.57	1.12	0.52	1.68
Diluted	0.57	1.11	0.52	1.65
Pro forma net income per common share
Basic	0.54	1.09	0.42	1.56
Diluted	0.54	1.08	0.42	1.54

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

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories, and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows (in thousands):

	Domestic Wholesale	Retail	Procurement	All Other/ Corporate	Total

For the three months ended October 4, 2003

Net sales	$50,023	$73,283	$33	$758	$124,097
Income (loss) before income taxes	2,841	8,090	(1,784)	1,620	10,767
Assets	56,016	74,690	14,622	13,753	159,081
Depreciation expense	335	1,071	135	144	1,685
Property, plant and equipment
additions	57	1,302	28	2	1,389

For the three months ended September 28, 2002

Net sales	$57,931	$75,127	$60	$821	$133,939
Income before income taxes	9,216	10,044	2,589	450	22,299
Assets	55,226	56,456	11,298	34,890	157,870
Depreciation expense	356	939	105	165	1,565
Property, plant and equipment
additions	66	792	63	14	935

For the nine months ended October 4, 2003

Net sales	$133,193	$172,421	$96	$2,220	$307,930
Income (loss) before income taxes	6,438	6,206	(1,392)	(1,426)	9,826
Assets	56,016	74,690	14,622	13,753	159,081
Depreciation expense	1,011	2,986	359	480	4,836
Property, plant and equipment
additions	360	2,197	161	62	2,780

For the nine months ended September 28, 2002

Net sales	$140,164	$175,583	$135	$2,962	$318,844
Income before income taxes	14,150	12,085	6,265	1,087	33,587
Assets	55,226	56,456	11,298	34,890	157,870
Depreciation expense	1,285	2,920	457	533	5,195
Property, plant and equipment
additions	92	3,571	150	20	3,833

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

	As a Percentage of Net Sales for the
	Three-Month Period Ended		Nine-Month Period Ended

	October 4, 2003	September 28, 2002	October 4, 2003	September 28, 2002

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	64.0%	56.4%	62.3%	56.5%

Gross profit	36.0%	43.6%	37.7%	43.5%
Selling, general and administrative expenses	30.1%	29.2%	36.9%	35.3%
Royalty income, net	(2.9%)	(2.3%)	(2.5%)	(2.5%)

Operating income	8.8%	16.7%	3.3%	10.7%
Other income (expense) -- net	(0.1%)	(0.1%)	(0.1%)	(0.2%)

Income before income taxes	8.7%	16.6%	3.2%	10.5%
Income taxes	3.2%	6.2%	1.2%	3.9%

Net income	5.5%	10.4%	2.0%	6.6%

The Company's net sales for the three-month and nine-month periods ended October 4, 2003 and September 28, 2002 are summarized as follows:

	Net Sales (in millions)

	Domestic

	Wholesale	Retail	Other	Total

Three months ended:
October 4, 2003	$50.0	$73.3	$0.8	$124.1
September 28, 2002	57.9	75.1	0.9	133.9

Increase (decrease)	$(7.9)	$(1.8)	$(0.1)	$(9.8)

Percent increase (decrease)	(13.6%)	(2.4%)	(11.1%)	(7.3%)

Nine months ended:
October 4, 2003	$133.2	$172.4	$2.3	$307.9
September 28, 2002	140.2	175.5	3.1	318.8

Increase (decrease)	$(7.0)	$(3.1)	$(0.8)	$(10.9)

Percent increase (decrease)	(5.0%)	(1.8%)	(25.8%)	(3.4%)

THIRD QUARTER RESULTS

Net Sales

Consolidated net sales for the three-month period ended October 4, 2003 which included the important Fall Back-to-School season were $124.1 million, a $9.8 million decrease (7.3%) compared to 2002 third quarter net sales of $133.9 million.

The Company's domestic wholesale unit shipments for the three-month period ended October 4, 2003 decreased approximately 3.3% compared to the corresponding three-month period of 2002. Wholesale net sales for the third quarter of 2003 of $50.0 million were approximately $7.9 million (13.6%) less than third quarter 2002 net wholesale sales of $57.9 million. These decreases resulted from a combination of lower booked orders for the Fall Back-to-School season, an increased amount of "close-out" sales at discounted selling prices, and higher margin support allowances to our retail customers to assist in more effective flow of Company products through the retail channels.

The Company's third quarter 2003 retail sales decrease resulted from a comparable store sales decrease of 6.1%, offset in part by sales volume from stores opened subsequent to September 28, 2002. Third quarter comparable store sales were impacted by a deflationary pricing environment for apparel. The Company instituted pricing reductions for its Fall Back-to-School line in 2002. The full impact of the price decreases on comparable store sales was not realized until the end of the third quarter of 2003. In addition, comparable store sales were unfavorably impacted by lower customer store traffic in outlet malls, including the Company's outlet stores, and a generally sluggish economic environment that continues to be highly promotional, particularly in apparel retail sales.

At October 4, 2003 the Company operated 162 domestic OshKosh retail stores, including 155 outlet stores, two showcase stores, and five strip mall stores. During the third quarter of 2003, the Company opened four new outlet stores. At September 28, 2002 the Company operated a total of 153 domestic OshKosh retail stores.

Gross Profit

The Company's gross profit margin as a percent of net sales was 36.0% in the third quarter of 2003, compared to 43.6% in the third quarter of 2002. The decrease in gross margin percentage is primarily attributable to increased margin support to our wholesale customers, deflationary pressures on product pricing that could not be fully offset by product cost reductions, an increased amount of "close-out" sales at lower gross margins and a highly promotional retail apparel market.

Selling, General, and Administrative Expenses (SG&A)

SG&A expenses for the three-month period ended October 4, 2003 were $1.7 million less than the three-month period ended September 28, 2002. As a percentage of net sales, SG&A expenses were 30.1% for the three-month period ended October 4, 2003 as compared to 29.2% in 2002. The decrease in SG&A expenses in dollars relates primarily to cost containment efforts across the Company to better align our corporate support functions with current business activities, partially offset by an expansion in the number of retail stores. During the third quarter of 2003 the Company invested approximately $.7 million in developing its Family Lifestyle Store concept. SG&A expenses, as a percentage of sales, increased over 2002 amounts due to the lower sales levels.

Royalty Income

The Company licenses the use of OshKosh B'Gosh and related trademarks to selected licensees in the U.S. and in foreign countries. Royalty income from the OshKosh B'Gosh and related trademarks for the three-month period ended October 4, 2003 was $2.4 million compared to $3.1 million in the third quarter of 2002. The decrease is primarily attributable to a reduction in domestic royalty income from a variety of product extensions in the U.S. as well as a number of international licensees. The Company's licensees continue to be impacted by the same economic environment as our direct businesses.

The third quarter 2003 royalty income includes approximately $1.3 million in royalty income from the Company's successful launch of the Genuine Kids from OshKosh(Registered) label in Target Stores across the country during the quarter. (Approximately $.4 million in design and related costs were included in third quarter SG&A expenses.)

Operating Income

Primarily as a result of reduced sales and a compressed gross margin, the Company's operating income for the three-month period ended October 4, 2003 amounted to $10.9 million as compared to $22.4 million in 2002.

Other Income (Expense) -- Net

The Company's third quarter 2003 net other income (expense) was a $.2 million expense compared to $.1 million of expense in 2002. Interest expense for the third quarter period ending October 4, 2003 includes commitment fees and interest on short-term loans used during the quarter to finance seasonal working capital needs.

Income Taxes

The Company's effective tax rate for the three-month period ended October 4, 2003, was approximately 37.0% compared to 37.5% in 2002.

Net Income

Net income for the three months ended October 4, 2003 of $6.8 million was a $7.2 million decrease (51.5%) compared to net income for the three months ended September 28, 2002 of $14.0 million. Diluted earnings per share for the quarter ended October 4, 2003 was $.57, a $.54 (48.7%) decrease over the comparable period in 2002.

YEAR-TO-DATE RESULTS

Net Sales

Consolidated net sales for the nine-month period ended October 4, 2003 were $307.9 million, a $10.9 million decrease (3.4%) from net sales of $318.8 million for the first nine months of 2002.

The Company's domestic wholesale unit shipments for the nine-month period ending October 4, 2003 increased approximately 7.8% as compared to 2002. The increase in unit shipments resulted from a combination of slightly higher booked orders for Spring and Summer 2003, the timing of shipment of Spring 2003 season merchandise (a higher level shipped in January 2003 versus December 2002), the inclusion of an additional week of sales due to our 52/53 week fiscal year and an increase in the number of "close-out" units sold. While unit shipments increased, net year-to-date domestic wholesale sales dollars decreased, primarily as a result of lower average unit selling prices and higher margin support to our wholesale customers to assist in more effective flow of Company products through the retail channels, and an increase in the amount of "close-outs" sold at reduced selling prices.

The Company's decrease in retail sales for the first nine months of 2003 resulted from a comparable store sales decline of 9.0%, offset in part by sales volume from newly opened stores and the inclusion of an additional week of sales in 2003 due to the Company's 52/53 week fiscal year. The comparable store sales decline is attributable to price reductions in our product line, lower store traffic and a highly promotional retail environment.

Gross Profit

The Company's year-to-date gross profit margin as a percent of net sales was 37.7%, compared to 43.5% for the first nine months of 2002. The Company's gross profit margin decrease from 2002 levels is due to a combination of the impact of selling price decreases that could not be fully offset by product cost reductions, an increase in "close-out" sales and sharply higher margin support for our wholesale customers.

Selling, General, and Administrative Expenses (SG&A)

Year-to-date SG&A expenses increased $1.3 million over the nine-month period ended September 28, 2002. As a percentage of net sales, SG&A expenses were 36.9% as compared to 35.3% in the comparable period of 2002. The increase in expense relates primarily to approximately $5.0 million of costs incurred to develop our Family Lifestyle Store concept and design costs for the Target Stores licensing arrangement, along with growth in the Company's retail operation compared to 2002. These cost increases were partially offset by reduced advertising expenses, reductions in retail operating costs and the effects of cost cutting measures taken to align our corporate support functions with current business activities.

Royalty Income

Royalty income from domestic licensees of the OshKosh B'Gosh and related trademarks was approximately $2.2 million in the nine-month period ending October 4, 2003, as compared with $3.0 million for the same period in 2002. The decrease is primarily attributable to reduced sales of licensed products. Royalty income from international licensees was approximately $4.3 million for the nine-month period ending October 4, 2003 as compared with $5.0 for the same period in 2002. The decrease is primarily attributable to a strategic change in the Company's menswear licensee in Japan to better align the licensee with the Company's long-term growth objectives.

Royalty income for the year includes $1.3 million from the Genuine Kids from OshKosh(Registered) label, distributed exclusively in Target Stores.

Operating Income

The Company's operating income for the nine-month period ended October 4, 2003 amounted to $10.2 million as compared to $34.2 million for the comparable period in 2002. The primary reasons for this decrease are the reduction in wholesale sales and a compressed gross margin percentage.

Other Income (Expense) -- Net

The Company's net other income (expense) for the nine-month period ended October 4, 2003 was a $.3 million expense compared to a $.6 million expense in 2002. Interest expense decreased in 2003 due to prepayment of the Company's long-term debt during 2002.

Income Taxes

The Company's effective tax rate for the nine-month period ended October 4, 2003, was approximately 37.0% compared to 37.5% in 2002.

Net Income

Net income for the nine months ended October 4, 2003 of $6.2 million was a $14.8 million decrease (70.5%) compared to net income for the nine months ended September 28, 2002 of $21.0 million. Diluted earnings per share for the quarter ended October 4, 2003 was $.52, a $1.13 (68.5%) decrease over the comparable period in 2002.

SEASONALITY OF BUSINESS

The Company's business continues to be seasonal, with highest sales and income in the second half of the year, which includes significant wholesale shipping periods and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest of the year because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2003 quarterly sales and income.

Financial Position, Capital Resources and Liquidity

At October 4, 2003, the Company's cash and cash equivalents were $7.1 million, compared to $36.2 million at the end of 2002 and $24.8 million at September 28, 2002. Net working capital at October 4, 2003 was $73.5 million compared to $71.0 million at December 28, 2002, and $70.9 million at September 28, 2002.

Cash used in operations amounted to approximately $20.0 million in the first nine months of 2003, compared to cash provided of $31.7 million in the first nine months of 2002. A reduced level of net income, combined with a significant increase in inventory levels at October 4, 2003, account for the reduction in cash provided by operations. Accounts receivable at October 4, 2003 were $31.8 million compared to $16.7 million at December 28, 2002, and $28.6 million at September 28, 2002. Accounts receivable at October 4, 2003 exceeded September 28, 2002 levels primarily due to the timing of wholesale shipments in the later portion of the quarter in 2003. Inventories at October 4, 2003, were $74.4 million, compared to $57.1 million at December 28, 2002, and $58.2 million at September 28, 2002. The inventory increase over September 2002 levels reflects a build up of classic replenishment product, additional inventory in transit from Far East production facilities, and to a lesser degree, remaining prior season product.

The Company continues to modify its production schedule to gradually reduce inventory levels of replenishment product. The Company will monitor its retail inventory position in the fourth quarter and anticipates a reduction in out-of-season product by year end.

Cash used in investing activities totaled $3.1 million in the first nine months of 2003, compared to $3.8 million in 2002. Capital expenditures were $2.8 million in the first nine months of 2003, compared with $3.8 million in 2002. Capital expenditures in both years relate primarily to expansions and upgrades of the Company's retail stores.

Cash used in financing activities totaled $6.1 million in the first nine months of 2003, compared to $32.3 million in the first nine months of 2002. The Company's primary financing activities in 2003 consisted of cash dividends and stock repurchases. In 2002, primary financing activities consisted of a prepayment of long-term debt, dividends, common stock issuance in connection with the exercise of stock options and stock repurchases.

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program. During 2003, the Company repurchased 161,900 shares of its Class A common stock under these programs for approximately $3.8 million (an average of $23.75 per share). The Company has 389,700 shares of its Class A common stock available to be repurchased under its current repurchase program.

The Company has an unsecured credit agreement with a number of banks that provides a $75 million credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The original credit facility expires October 30, 2003. The Company intends to finalize the renewal of this credit agreement for an additional 364 day period under similar terms before its expiration.

There were no outstanding borrowings on existing credit facilities at October 4, 2003, December 28, 2002 or September 28, 2002. The Company continues to rely on this credit facility to support its acquisition of inventory under letters of credit.

The Company believes that this credit facility, along with cash generated from operations will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures and business development needs.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company's contractual obligations disclosure in its Annual Report on Form 10-K for the year ended December 28, 2002 has not materially changed since that report was filed. The addition of three-year computer leases and additions and renewals of Retail store leases, generally over five-year terms, were offset by payments made on existing operating leases during the first three quarters of 2003.

As of October 4, 2003, the Company remains obligated under commercial commitments for merchandise letters of credit of $25.5 million and standby letters of credit of $.7 million. All of these commitments expire within one year.

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

Promotional Support

In accordance with long-standing programs with many of the Company's wholesale customers, the Company provides allowances to effectively flow products through the retail channels. The Company periodically performs a review of its outstanding customer support obligations for all product shipped through the date of the financial statements. These amounts are evaluated on a customer by customer basis based on an evaluation of product sell-through results, retailer performance and current market conditions and consider any unauthorized deductions taken by the customer. Settlements of promotional support arrangements are periodically compared to the Company's original estimates to enhance the Company's ability to predict support levels in subsequent seasons. Promotional support arrangements are recorded as a reduction of sales.

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

FORWARD OUTLOOK

The retail climate, particularly in many of the channels in which the Company's products are sold, remains challenging. The Company's booked orders in dollars for the 2003 Holiday season were below orders booked in dollars for the comparable 2002 seasons. We anticipate that our wholesale customers will experience sluggish consumer spending on apparel, and will take a cautious approach to inventory management. We also believe the promotional environment that exists in our wholesale business is likely to continue throughout 2003.

We are currently planning comparable store sales decreases in our retail business unit in the mid-single digit range for the remainder of 2003, primarily as a result of lower store traffic and a continuing promotional environment. We are also planning for three additional new retail stores by year end 2003, including the first kids only Lifestyle store.

The Company expects contraction of its gross margin percentage of 550 to 600 basis points for the entire year over prior year amounts, due to deflationary pressures on product pricing that could not be fully offset by product cost reductions, anticipated margin support to our wholesale customers and the existing promotional environment at all retail channels.

The Company continues to make financial investments in the Family Lifestyle retail store concept. This initiative is expected to add $.4-$.6 million to the SG&A costs for the remainder of the year.

We anticipate that our royalty income for the year will be approximately $1.2-$1.4 million higher than the 2002 amounts, primarily due to the Target license. The Genuine Kids from OshKosh(Registered) product debuted in Target Stores in early July 2003 and began generating royalty income in the Third Quarter.

For the entire year 2003, we are currently estimating net sales of $415-$425 million:

Wholesale	$168-175 million
Retail	$242-247 million

We are currently projecting diluted earnings per share to be in the range of $.90 to $.98 for 2003.

For the entire year 2003, we are planning capital expenditures of $4.5-$5.0 million. We are currently budgeting depreciation and amortization for 2003 of $7.0 million.

The Company remains committed to its retail Family Lifestyle Store concept. The Company intends to open 12 to 15 Family Lifestyle Stores during 2004.

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

The OshKosh B'Gosh brand has represented quality, style and a proper value proposition to its consumers for over a century. We believe that continued success depends on our ability to deliver trend-relevant merchandise that embodies the OshKosh brand essence, and provides a unique and compelling value proposition for our consumers in the Company's distribution channels. Substantially all design activities are now managed from the Company's design studio in New York. There can be no assurance that the demand for OshKosh B'Gosh product will not decline, or that we will be able to successfully evaluate and adapt our product to be aware of fashion trends in addition to wholesale customer and consumer preferences. A decline in the demand for our product would have a material adverse affect on our business, financial position and results of operations.

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

The Company believes that spending on children's apparel is somewhat discretionary. While certain apparel purchases are less discretionary due to size changes as children grow, the amount of clothing consumers desire to purchase, specifically name brand apparel products, is impacted by the overall level of consumer spending. Overall economic conditions that affect discretionary consumer spending include employment levels, business conditions, tax rates, interest rates, overall levels of consumer indebtedness and other factors that affect consumer spending. Reductions in the level of discretionary spending or shifts in consumer spending to other products may have a material adverse affect on the Company's sales and results of operations.

The Company's sales are seasonal with the Fall/Back-to-School season as the key selling season.

Historically, a disproportionate amount of our retail sales and shipments to wholesale customers related to the Fall/Back-to-School season for retail sales occur in the months of July, August and September. Since the Company's product is impacted by the season in which it is offered, changes in consumer spending or buying habits during key marketing periods could have a major impact on the Company's profitability. Consumer spending during any season may be influenced by weather conditions. For example, if the country were to experience unseasonably warm weather during the Fall/Back-to-School season, consumers may reduce their purchases of heavier and long-sleeve apparel. If the Company's product offering for a particular season was not well received due to consumer spending factors unforeseen by the Company, the Company would have a substantial increase in obsolete product which would require significant markdowns out of season. If the Company was unable to meet its forecasted sales levels for the Fall/Back-to-School season, this would have a material affect on the Company's sales, gross margin and results of operations for the year.

The majority of the Company's products are sourced outside of the United States. This sourcing matrix creates risks associated with international business.

The Company routinely sources its product in Asia, Mexico, Central America, and to a lesser degree, other areas of the world. Due to the inability of the Company to forecast or control these countries' political environments, labor climates or infrastructures, there is inherent risk associated with this product sourcing plan. Our business is subject to risks associated with foreign international business, including foreign governmental regulation and intervention, foreign currency fluctuation, social or political unrest, natural disasters, health and disease management, shipping and customs clearance in foreign countries and in the U.S., local business practices and economic conditions in countries outside of the United States. If any of these factors hinder the Company's ability to obtain products on a timely basis, there could be a significant disruption in the Company's operations.

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

The Company's licensing income, including anticipated licensing income from the Genuine Kids from OshKosh(Registered) license agreement from Target stores, is greatly impacted by the Company's brand reputation.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
    Exhibits

31.1	Certification by the President and Chief Executive Officer
31.2	Certification by the Executive Vice President, Chief Operating and Financial Officer & Treasurer

32.1	Section 906 of the Sarbanes-Oxley Act Certification by the President and Chief Executive Officer
32.1	Section 906 of the Sarbanes-Oxley Act Certification by the Executive Vice President, Chief Operating and Financial Officer & Treasurer

  Reports on Form 8-K

On August 7, 2003, the Registrant filed a report on Form 8-K to accompany its press release announcing an increase in the quarterly cash dividend rates.

On August 25, 2003, the Registrant filed a report on Form 8-K announcing the Company's Senior Vice President of Product Development's retirement in December 2003.

On October 9, 2003, the Registrant filed a report on Form 8-K to accompany its press release announcing that James J. Martin will assume the position of Senior Vice President of Merchandising and Special Markets and Rich Kaplan has been promoted to Vice President of Wholesale. Both moves are related to the retirement of the Company's Senior Vice President of Product Development.

On October 22, 2003, the Registrant filed a report on Form 8-K to accompany its press release announcing certain financial results for the third quarter ended October 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH B'GOSH, INC.

Date: October 22, 2003	By:	/S/ DOUGLAS W. HYDE

Douglas W. Hyde
Chairman of the Board, President and
Chief Executive Officer

Date: October 22, 2003	By:	/S/DAVID L. OMACHINSKI

David L. Omachinski
Executive Vice President, Chief Operating and
Financial Officer and Treasurer