Form 10-K
period 2004-01-03
OSHKOSH B GOSH INC
filed 2004-03-16
CIK 75042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2004

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

As of July 5, 2003, the last day of the Company's fiscal second quarter, there were outstanding 9,680,444 shares of Class A Common Stock and 2,192,961 shares of Class B Common Stock, of which 8,214,298 shares and 122,651 shares, respectively, were held by non-affiliates of the Company. Based upon the closing sales price as of July 5, 2003, the aggregate market value of the Class A Common Stock held by non-affiliates was $232,218,204. The Class B Common Stock is no longer listed or quoted on any established trading market, but it is convertible into Class A Common Stock on a share-for-share basis. Based on that conversion rate, the value of Class B Common Stock held by non-affiliates was $3,467,344.

As of February 16, 2004, there were outstanding 9,559,719 shares of Class A Common Stock and 2,184,236 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the OshKosh B'Gosh, Inc. Proxy Statement for its annual meeting to be held on May 4, 2004 (or such later date as the directors may determine), have been incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

(a) General Development of Business

OshKosh B'Gosh, Inc. (together with its subsidiaries, the "Company") was founded in 1895 and was incorporated in the state of Delaware in 1929. The Company designs, sources and markets apparel primarily for the children's wear and youth wear markets. While its heritage began in the men's work wear market, the Company is currently best known for its line of high quality children's wear. It is the Company's vision to become the dominant global marketer of branded products for children ages newborn to ten while also pursuing opportunities in lifestyle adult apparel, leveraging our rich heritage of workwear and heartland American spirit. This concept will be further developed in 2004, as the Company introduces The OshKosh Company Store - family lifestyle retail stores carrying a collection of OshKosh apparel for both adults and children, as well as items for the home.

The success of the children's wear business can be attributed to the Company's core themes: quality, durability, style, trust and its heartland image. These themes have propelled the Company to the position of a market leader in the branded children's wear industry. The Company strategically extends the product line and also leverages the economic value of the OshKosh B'Gosh name via both domestic and international licensing agreements, including a sub-brand, Genuine Kids from OshKosh, that was introduced in Target stores as a licensed product in the third quarter of 2003.

The Company's comprehensive strategic planning initiative guides the Company's business focus. Under this initiative, combined with management's commitment to efficiently utilize working capital, the Company continues to take steps to improve its product value proposition, by revitalizing the OshKosh brand, while maintaining its cost structure. These actions include analysis of product extensions, commitment to the wholesale customer base, strategic retail growth, periodic review of significant licensee arrangements and continued development of an effective global sourcing strategy.

The Company designs and sources substantially all of its OshKosh B'Gosh and related trademark apparel products marketed and sold in the United States. Company designers develop fabrication, trim accessories and detailed manufacturing specifications. The product is then manufactured according to detailed Company specifications and production schedules at third-party contractor locations worldwide or in Company-operated manufacturing facilities. Product sourcing is based predominantly on manufacturing capacity, quality and lead times, in addition to cost and capabilities of specific manufacturing facilities.

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

The Company successfully leverages its design talent and overall brand recognition through use of the Genuine Kids from Oshkosh sub-brand. Company personnel design Genuine Kids product, including fabrication, trim accessories, use of screen prints or embroidery and manufacturing design specifications. This product design package is provided to Target to arrange for the product sourcing. While the Company is responsible for the design element, the Company does not currently source or arrange for the manufacture of this product.

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

The Company manages its business operations by periodic analysis of business unit operating results. For this purpose, domestic wholesale, retail and procurement are separately identified for management reporting and are considered business segments. Licensing activities are currently combined in the "All Other" category. See Note entitled "Segment Reporting" in the Notes to the Consolidated Financial Statements for additional information about the Company's business segments.

(c) Narrative Description of Business

Products

The Company designs, sources and markets a broad range of children's clothing as well as lines of youth wear under the OshKosh(Registered), OshKosh B'Gosh(Registered), Genuine Girl(Registered) and Genuine Blues(Registered) labels. The Company's product line includes OshKosh B'Gosh branded product in sizes from newborn to girls 6X and boys 7, and youth wear for girls and boys under the trade names Genuine Girl (girls sizes 7-16) and Genuine Blues (boys sizes 8-20). The Company's product offering also includes an assortment of mens and womens products which are only sold through Company-owned retail stores and its internet site. All other products are distributed primarily through department and specialty stores, Company-owned retail stores, the internet and foreign retailers.

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

The Company's children's wear and youth wear business includes a broad range of product categories, which are offered in two main groups: Fashion and Replenishment. The Fashion group is organized primarily in a collection format of seasonal themes, developed by an in-house product development staff. The products in a collection share a primary design theme which is carried out through fabric design and the distinctive use of colors, screenprint, embroidery and trim applications. These collections are generally presented as three to five small groups within each merchandising season. During 2002, the Company revitalized its design effort by assembling an experienced and talented new design team in New York. This team is bringing new luster to our product offering to reinforce our reputation for style and quality and has had complete responsibility for designing the Company's Holiday 2003 and subsequent seasons' fashion offerings.

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

Product Design

The Company made a strategic change to revitalize its design efforts in 2002. The Company opened a new design studio in New York City's SoHo neighborhood that allows the newly assembled design team direct access to the more creative and compelling trends in children's wear. This design team is responsible for identifying trends in the apparel industry which can be translated into fresh fashion-relevant designs for our children's wear product, expanding the Company's presence as a premier Heartland/Traditional lifestyle brand.

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

Product Sourcing

Substantially all of the Company's product line was sourced from numerous third-party contractors throughout the world and off-shore Company-operated facilities in accordance with the Company's specifications. Due in part to import duty regulations under the North American Free Trade Act, the United States-Caribbean Basin Trade Partnership Act and the African Growth and Opportunity Act, the Company takes a global view of its entire manufacturing process. The North American Free Trade Act, the United States-Caribbean Basin Trade Partnership Act and the African Growth and Opportunity Act, have significantly reduced the requirements that certain manufacturing processes be performed in the United States to receive preferential duty treatment. The Company utilizes contractors outside of the U.S. with expertise in any of the five major manufacturing functions -- cutting fabric, screenprinting, embroidery, sewing and finishing. These offshore manufacturing facilities include Company-operated facilities in Mexico and in Honduras, as well as unrelated third-party contractors. In 2003, approximately 28% of the Company's sourced units were from these Company-operated offshore facilities, with the remaining units sourced from third-party contractors. Approximately 28% of total units sourced from unrelated contractors in 2003 were from the Company's largest five contractors, with the largest contractor accounting for approximately 7% of total units sourced.

For product sourced in Mexico or Central America, the Company generally arranges for the purchase of necessary raw materials. All raw materials used in the manufacture of Company products are purchased from unaffiliated suppliers. The Company purchases its raw materials directly for its manufacturing facilities and may also procure and retain ownership of fabric related to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company's specifications. In 2003, approximately 56% of the Company's direct expenditures for raw materials (fabric) were from its five largest suppliers, with the largest such supplier accounting for approximately 19% of total raw material expenditures. Fabric and various non-fabric items such as thread, zippers, rivets, buckles and snaps are purchased from a variety of domestic and foreign sources based on quality, pricing and availability. The fabric and accessory market in which OshKosh B'Gosh purchases its raw materials is composed of a substantial number of suppliers with similar products and capabilities, and is characterized by a high degree of competition. As is customary in its industry, the Company has no long-term contracts with its suppliers. To date, the Company has experienced little difficulty in satisfying its requirements for raw materials, considers its sources of supply to be adequate and believes that it would be able to obtain sufficient raw materials should any one of its product suppliers becomes unavailable.

The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. These guidelines include on-site facility evaluations for all new suppliers, an expectation that the third-party manufacturers become WRAP certified and allow for random on-site facility inspections to observe working conditions. The Company also employs agents based in regional locations abroad to monitor compliance with design specifications and quality standards. The Company has a quality department which is responsible for reviewing product manufacturing processes at third-party contractor locations, periodically observing working conditions and reviewing the quality of incoming products at the Company's distribution center. This quality team is responsible for ensuring that all product arriving at the distribution center meets the Company's strict quality standards. The Company believes that its overall global manufacturing strategy gives the Company reasonable flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.

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

Customer orders for Fashion products are booked from three to six months in advance of shipping. Because a majority of the Company's production of styled products is scheduled to fill orders already booked, the Company believes that it is better able to plan its production and delivery schedules than would be the case if production were in advance of actual orders. In order to secure necessary fabrics on a timely basis and to obtain manufacturing capacity from independent suppliers, the Company must, in certain instances, make substantial advance commitments prior to receipt of customer orders. Inventory levels therefore depend on Company judgment of market demand.

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

A significant portion of product destined for the Company's retail stores is sent directly to the Company's retail distribution center in Liberty, Kentucky in pre-packs for immediate distribution to the retail store. This pre-pack of product from the factory results in a reasonably efficient distribution network to the Company's retail stores. Additional orders are picked from available stock through the Company's warehouse management system in its White House, Tennessee facility.

Wholesale Business

In 2003, the Company's products were sold to approximately 400 wholesale customers with over 4,100 retail store locations throughout the United States. The Company's wholesale customers included national chain retailers (Kohl's, Kids R Us, JC Penney, Mervyn's and Babies R Us), national department stores (May Company, Federated Department Stores and Saks Inc.), regional department stores and specialty stores. National chain retailers and national department stores accounted for approximately 66% of the Company's wholesale unit shipments.

The Company's broad distribution base insulates the Company from reliance on any one customer. While no single customer accounted for more than 10% of the Company's 2003 total net sales, the Company's largest ten and largest 100 customers accounted for approximately 34% and 39% of 2003 total Company sales, respectively.

The Company maintains an active marketing program aimed at both wholesale accounts and ultimate consumers, with a main goal of increasing overall brand awareness. A national marketing program includes advertising in both consumer and trade publications, local cooperative advertising, promotions and in-store merchandising.

The Company's sales force has been restructured to meet the demands of its customer base. A centralized sales management team focuses on the unique requirements of each major customer. The Company's sales force is supported by a product planning team located in Oshkosh that monitors current product sell-through as a basis for future demand planning at the account level. This type of planning helps to ensure that the proper product will be placed with the correct customer at the optimum time to increase sell-through. This sales planning process also lends discipline and accuracy to the forecasting required for raw material commitments and production capacity.

Retail Business

The Company currently operates 165 retail stores under four formats: factory outlet stores, showcase stores, strip mall stores and Lifestyle stores. The Company operates 157 domestic factory outlet stores located throughout the United States in outlet malls. These stores carry a wide assortment of OshKosh product that is consistently value-priced. The two showcase stores are full service stores featuring a comprehensive line of OshKosh B'Gosh product in a signature environment designed to convey the total OshKosh image and build brand recognition among customers. The Company also operates five strip mall stores. These strip mall stores feature a large selection of OshKosh B'Gosh products that are consistently value-priced. During the fourth quarter of 2003, the Company opened its first childrens only family lifestyle store. Further development of this concept will take place in 2004.

The Company maintains an e-commerce site (www.oshkoshbgosh.com), offering a comprehensive collection of the Company's current product at pricing comparable to its outlet stores. The Company is also affiliated with Amazon.com as an alternative e-commerce location.

In evaluating potential retail store sites, the Company generally looks for 4,000-6,000 square foot locations in factory outlet centers or lifestyle centers across the country. The Company considers the surrounding trade area, location and visibility of the center, placement of the store within the center, tenant mix, performance of other tenants if the center has already opened, landlord reputation and the economic terms of the lease in making a determination of new store locations. The Company also considers lease renewals based on similar factors, in addition to its own performance in the location. The Company generally commits to five-year lease terms on its retail store leases across the country.

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

Family lifestyle stores will further develop the Brand's image as a heartland, family brand through a unique, pleasant, back to the basics store atmosphere that includes the use of picnic tables, wash boards, wardrobes, and other frequently updated store props to create a well organized and pleasant retail shopping atmosphere. Family Lifestyle stores will include childrens and adult apparel, as well as home accessories in product categories where the OshKosh label provides value. Family lifestyle stores will focus on customer service to convert customers' pleasant shopping experiences into product sales.

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

Trademarks

The Company utilizes the OshKosh(Registered), OshKosh B'Gosh(Registered), Genuine Girl(Registered), Genuine Blues(Registered) or Genuine Kids(Registered) trademarks on most of its products. Other significant trademarks include a white triangular patch on the back of bib garments and the Genuine Article(Registered). The Company currently has approximately 37 trademark registrations and 42 pending trademark applications in the United States and has trademark registrations in approximately 115 countries outside the U.S. These trademarks and awareness of the OshKosh B'Gosh name are significant in marketing the products. Therefore, it is the Company's policy to vigorously defend its trademarks against infringement under the laws of the U.S. and other countries. The Company is not aware of any current material infringement.

Seasonality

Products are designed and marketed primarily for four principal selling seasons:

RETAIL SALES SEASON	PRIMARY BOOKING PERIOD	SHIPPING PERIOD

Spring	August-September	December-March
Summer	October-November	April-May
Fall/Back-to-School	January-February	June-August
Winter/Holiday	April-May	September-November

The Company's business is increasingly seasonal, with highest sales and income in the third quarter, which is the Company's peak wholesale shipping period and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest because of both relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2004 quarterly sales and income.

Working Capital

Working capital needs are affected primarily by inventory levels, outstanding accounts receivable, trade payables and the level of other current liabilities. The Company's unsecured credit agreement with a number of banks provides a $75 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires October 28, 2004. The Company intends to renew this revolving credit before its expiration. There were no outstanding borrowings against the revolving credit arrangement at January 3, 2004.

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

Backlog

As of the end of 2003, the Company had outstanding customer orders of approximately $44 million, compared to approximately $65 million of such orders at the end of 2002. These amounts include orders that are confirmed or based on industry practice and prior experiences will be confirmed. The amount of outstanding customer orders at a particular time is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer orders, shipping schedules for the product and specific customer shipping windows. Due to these factors, a comparison of outstanding customer orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

Brand Risks

Wholesale customer and consumer tastes and preferences, along with fashion trends, will affect the acceptance of our product in the market place.

The OshKosh B'Gosh brand has represented quality, style and a proper value proposition to its consumers for over a century. We believe that continued success depends on our ability to deliver trend-relevant merchandise that embodies the OshKosh brand essence, and provides a unique and compelling value proposition for our consumers in the Company's distribution channels. The Company conducts its design activities from a design studio in New York. There can be no assurance that the demand for OshKosh B'Gosh product will not decline, or that we will be able to successfully evaluate and adapt our product to be aware of fashion trends in addition to wholesale customer and consumer preferences. A decline in the demand for our product would have a material adverse affect on our business, financial position and results of operations.

The Company's licensing income is greatly impacted by the Company's brand reputation.

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

The Company licenses the Genuine Kids from OshKosh(Registered) label exclusively to Target(Registered).

The Company has licensed the Genuine Kids from OshKosh label exclusively to Target, for use in Target stores. The license agreement makes the Company responsible for substantially all design activities and Target responsible for sourcing and sales of this product in its stores. Due to the exclusive nature of this arrangement, the Company is dependent on the results of the sourcing, distribution and product presentation processes, which are done by Target. Further, the overall retail traffic and acceptance of this product offering by Target shoppers will have a significant impact on the Company's royalty income.

Sales Risks

The Company's wholesale distribution channel is dependent upon a number of key wholesale accounts.

The Company sells its products to a number of department stores, including Kohl's, Babies R Us, JC Penney, May Co., Mervyn's and Federated Department Stores. The success of the Company's wholesale business is, in part, aligned with the success of these retailers and the levels of customer traffic in these department stores. While the Company believes that its target consumers will stay aligned with target customers of these department stores, further prospects for growth of the Company's wholesale business depend upon the success of these companies. The inability of these distribution channels to grow or achieve sales targets for the Company's products may have a significant material adverse affect on the Company's sales and results of operations.

There are deflationary pressures on the selling price of apparel products.

In part due to the actions of discount retailers, and in part due to the worldwide supply of low cost garment sourcing, the average selling price of children's apparel continues to decrease. To the extent these deflationary pressures are offset by reductions in manufacturing costs, there is modest affect on the gross margin percentage. However, the inability to leverage certain fixed costs of the Company's design, sourcing, distribution, and support costs over a smaller gross sales base could have an adverse impact on the Company's operating income.

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

A significant amount of our retail sales and shipments to wholesale customers for the Fall/Back-to-School season occur in the months of July, August and September. Changes in consumer spending or buying habits during key marketing periods could have a major impact on the Company's profitability. Consumer spending during any season may be influenced by weather conditions. For example, if the country were to experience unseasonably warm weather during the Fall/Back-to-School season, consumers may reduce their purchases of heavier and long-sleeve apparel. If the Company's product offering for a particular season was not well received due to consumer spending factors unforeseen by the Company, the Company would have a substantial increase in obsolete product which would require significant markdowns out of season. If the Company was unable to meet its forecasted sales levels for the Fall/Back-to-School season, this would have a material affect on the Company's sales, gross margin and results of operations for the year.

Gross Margin Risks

The Company's gross margins are influenced by the success of its wholesale customers.

The retail industry is rapidly evolving due to the influences of discount retailers. As consumers place pressure on department store retailers to deliver quality products at a discount from traditional selling prices, the retailers' margins are adversely affected. The retailers, in turn, are placing significant pressure on their suppliers to support their margins through price discounts and negotiated margin support agreements. The Company is under constant pressure to support its wholesale customers, which causes the Company's gross margin to be reduced. The Company's ability to withstand these influences continues to relate to its ability to deliver market-right product at competitive selling prices. If the Company is unable to offer market-right product at compelling retail prices, the Company's margin and operating results will be adversely impacted.

The Company must continue to reduce the cost of it products.

Due to the impact of deflationary pressure on selling prices, the Company must continue to reduce or control the cost of sourcing or manufacturing its products. The cost of apparel products is influenced by many factors, including raw material cost (especially cotton), the availability of quota to access certain low cost global markets, the transportation infrastructure to import garments manufactured overseas, and the labor cost in worldwide labor markets. If any of these costs were to increase, the Company would find it difficult to increase its selling price to maintain its gross margin, resulting in reduced operating income.

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

Since the majority of the Company's products are imported, the Company is dependent upon a fleet of international ocean carriers to deliver product on a timely basis. If this global transportation matrix were to be disrupted by factors such as a port strike, world trade restrictions or war, the Company would be unable to timely receive product sourced overseas. This could have a material adverse affect on the Company's sales and results of operations.

Operating Risks

The Company's retail success and future growth is dependent upon identifying locations and negotiating appropriate lease terms for retail stores.

The Company's retail stores are located in leased retail locations across the country. Successful operation of a retail store depends in part on the overall acceptance of the retail location to attract a customer base sufficient to make store sales volume profitable. If the Company is unable to identify new retail locations with anticipated consumer traffic sufficient to support a profitable sales level, retail growth may consequently be limited. This risk is magnified as the Company explores new retail venues with its Family Lifestyle concept stores. Further, if existing outlet centers do not attract a sufficient customer base to obtain a reasonable sales volume, that could have a material adverse impact on the Company's sales, gross margin and results of operations. Further, the Company invests in an initial build out at these retail locations. If the Company determined that a certain retail store location was not successful, additional impairment of the retail build out and related fixtures may be necessary to reflect the reduced ongoing market value of these improvements. This would have an adverse affect on the Company's results of operations and financial position.

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

The Company has made significant financial commitments to the development of the Oshkosh Company Store, its family lifestyle concept.

In conjunction with the rollout of its family lifestyle concept store, the Company has made financial commitments including dedicated personnel, product design activities, leasehold commitments, and retail store build out costs. If this venture is not successful and the Company decides to curtail further development of this concept, the value of certain assets might be impaired and certain financial commitments will remain, having an adverse impact on operating profit.

Employees

At January 3, 2004, the Company employed approximately 4,690 persons. This includes approximately 1,500 production employees at the Company's manufacturing facilities in Mexico and Honduras, and 700 full time and 1,500 part-time retail store sales associates. Approximately 10% of the Company's personnel are covered by collective bargaining agreements with the United Food and Commercial Workers Union.

(d) Financial Information About Geographic Areas

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

(e) Available Information

The Company maintains a website with the address www.oshkoshbgosh.com. The Company is not including the information contained on the Company's website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor's own Internet access charges) through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4 and 5 and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

Location	Approximate Floor Area in Square Feet	Principal Use

Albany, KY Celina, TN Choloma, Honduras (2) Gainesboro, TN Liberty, KY New York City, NY (1) New York City, NY (4) Oshkosh, WI Oshkosh, WI Uman, Mexico (3) White House, TN	20,000 38,250 47,000 61,000 218,000 18,255 14,000 99,000 128,000 134,000 284,000

Sample Production
Laundering
Manufacturing
Distribution
Distribution/Warehousing
Sales Offices/Showroom
Design Center
Exec. and Operating Offices
Available for Sale
Manufacturing
Distribution/Warehousing

All properties are owned by the Company with the exception of:

  Lease expiration date--2007, (2) Lease expiration date--2006, (3) Lease expiration date--2006, (4) Lease expiration date--2008.

A portion of the 128,000 square foot Oshkosh, WI facility was occupied under a short-term lease. This facility was sold in early 2004.

The Company believes that its properties are well maintained and its manufacturing and distribution equipment is in good operating condition and adequate for current production and distribution requirements. The Company's retail store locations are leased with lease terms generally in the range of five to seven years, frequently with renewal options. The Company's retail stores have an average size of approximately 5,000 square feet. These leasehold interests are generally well suited for the Company's retail operations. For information regarding the terms of the leases and rental payments thereunder, refer to the note to the consolidated financial statements of this Form 10-K entitled "Leases".

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Stock Data

	2003			2002

	Stock price		Dividends	Stock price		Dividends

	High	Low	per share	High	Low	per share

Class A Common Stock
1st	$28.90	22.65	$.07	$42.86	$36.50	$.06
2nd	30.38	23.95	.07	47.25	36.34	.06
3rd	27.00	23.81	.11	44.78	29.85	.07
4th	27.97	20.45	.11	34.46	26.67	.07

Class B Common Stock
1st	-	-	$.06	-	-	$.0525
2nd	-	-	.06	-	-	.0525
3rd	-	-	.095	-	-	.06
4th	-	-	.095	-	-	.06

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

As of February 16, 2004, there were approximately 5,500 Class A common stock beneficial owners and shareholders of record and approximately 200 Class B common stock beneficial owners and shareholders of record.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 5 through November 1, 2003	233,500	$ 21.41	233,500	156,200
November 2 through November 29, 2003	5,000	21.15	5,000	151,200
November 30, 2003 through January 3, 2004	--	--	--	151,200

Total	238,500	$ 21.40	238,500	151,200

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights
(Dollars in thousands, except per share amounts)
	Year Ended

	January 3,	December 28,	December 29,	December 30,	January 1,
	2004	2002	2001	2000	2000

Financial results

Net sales	$417,272	$436,989	$463,069	$453,062	$429,786
Net income	7,189	32,045	32,808	32,217	32,448
Return on sales	1.7%	7.3%	7.1%	7.1%	7.5%
Financial condition

Working capital	$69,861	$71,023	$75,423	$54,601	$27,342
Total assets	151,925	155,754	161,340	158,256	129,699
Long-term debt (including current portion)	--	--	24,000	44,000	44,000
Shareholders' equity	87,765	92,389	73,700	44,473	23,439
Data per common share

Net income
Basic	$0.61	$2.59	$2.69	$2.61	$2.01
Diluted	0.60	2.54	2.61	2.58	1.99
Cash dividends declared
Class A	.36	.26	.22	.20	.20
Class B	.31	.225	.19	.17	.17
Shareholders' equity	7.55	7.73	6.03	3.65	1.86

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our fiscal years are based on the 52 to 53 week period ended on the Saturday closest to December 31. Results for 2003 represent the 53 weeks ended January 3, 2004. Results for 2002 and 2001 represent the 52-week periods ended December 28, 2002 and December 29, 2001, respectively. During 2003, the Company experienced a reduction in net sales to its wholesale customers as well as lower net sales in our own retail stores. Both our wholesale and retail business units struggled with relatively weak product "sell-thru" which pressured our gross profit margins.

Our wholesale business was also adversely affected by reduced bookings as our customers remained cautious on their approach to managing their inventories. Significant increases in margin support to our wholesale customers along with liquidation of close-out merchandise through off-price channels had signficantly reduced selling prices which hurt both our net sales and gross profit margin.

We experienced a comparable store sales decrease at our outlet stores, as this distribution channel is maturing. Aggressive markdowns were needed to support our sales and to liquidate excess inventories, with a negative impact on gross margin. We expanded our store base to 165 stores, which added selling, general and administrative costs on a reduced level of gross margin, resulting in reduced operating income.

The Company saw a significant increase in its royalties, due to initial sales of the Genuine Kids from OshKosh product, sold exclusively at Target stores. Sales of licensed product began in July 2003 with the back-to-school season. Other license income from the OshKosh B'Gosh label both domestically and internationally was affected by the same pressures as our wholesale business, and was down from previous years.

Despite the decline in operating profit, the Company maintained a solid balance sheet, with no long-term debt and sufficient working capital to continue to invest in the development of new business ideas, including our OshKosh Company Stores family lifestyle store concept. The company increased its quarterly dividend in mid 2003 to $.11 per share, to return a larger portion of its income to shareholders.

A more detailed analysis of the Company's results of operation and financial condition follows.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.
	As a Percentage of Net Sales
	for the Year Ended

	January 3, 2004	December 28, 2002	December 29, 2001

Net Sales	100.0%	100.0%	100.0%
Cost of products sold	63.8%	56.5%	58.2%

Gross profit	36.2%	43.5%	41.8%
Selling, general and administrative expenses	36.2%	34.1%	32.0%
Royalty income, net	(2.8%)	(2.3%)	(2.0%)

Operating income	2.8%	11.7%	11.8%
Other income (expense) -- net	(0.1%)	(0.1%)	(0.3%)

Income before income taxes	2.7%	11.6%	11.5%
Income taxes	1.0%	4.3%	4.4%

Net income	1.7%	7.3%	7.1%

2003 COMPARED TO 2002

Net Sales

Net sales in 2003 were $417.3 million, a $19.7 million (4.5%) decrease compared to 2002 net sales of $437.0 million. A summary of the Company's net sales for the years ended January 3, 2004 and December 28, 2002 follows:

	Net Sales (in millions)

	Domestic

	Wholesale	Retail	Other	Total

2003	$165.7	$248.7	$2.9	$417.3
2002	$182.7	250.6	3.7	437.0

Increase (decrease)	$(17.0)	$(1.9)	$(0.8)	$(19.7)

Percent increase (decrease)	(9.3%)	(0.8%)	(21.6%)	(4.5%)

Wholesale net sales for 2003 of $165.7 million were approximately 9.3% less than 2002 net wholesale sales of $182.7 million. The Company's 2003 domestic wholesale unit shipments increased approximately 2.5% as compared to 2002. The 2003 increase in unit shipments is primarily the result of an increase in the number of "close-out" units sold offset, in part, by lower seasonal booked orders. Overall price reductions in the Company's Spring and Summer '03 product offering (which averaged approximately 10%) had a significant impact on net sales in dollars. Net sales were also affected by a highly promotional market, which resulted in increased customer margin support to assist in more effective flow of Company products through the retail channels.

The Company's 2003 retail sales decrease resulted from a comparable store sales decrease of 6.3% compared to 2002, offset by sales volume generated from newly opened stores and an additional week of retail sales due to our 53 week fiscal year. The comparable store sales decrease resulted from a combination of our decision to lower retail price points, a more promotional sales environment and a general decline in store traffic reflecting the challenging retail environment. During 2003, the Company opened ten factory outlet stores and its first Lifestyle store. At January 3, 2004, the Company operated 165 domestic OshKosh B'Gosh retail stores, including 157 factory outlet stores, two showcase stores, five strip mall stores and a children's only Lifestyle store.

Gross Profit

The Company's gross profit margin as a percentage of net sales was 36.2% in 2003 compared with 43.5% in 2002. The Company's gross margin declined for several reasons. In both our wholesale and retail businesses, the decision made in 2002 to reduce selling prices an average of ten percent implemented with our 2002 Fall/Back-to-School season had a continuing impact on our margins in 2003, particularly in the first half of the year. The Company also continued to support wholesale customers' margins through negotiated support payments. In addition, a substantial increase in the number of units sold as "close-outs", at substantially reduced selling prices, lowered our gross margin. The Company also recorded a charge of approximately $1.3 million against cost of sales to reduce excess inventory and related Spring 2004 purchase commitments resulting from the decision of a significant customer to close its children's apparel stores in early 2004 and cancel orders.

In the Company's retail stores, lower customer traffic and sluggish product "sell-thru" necessitated markdowns to effectively flow seasonal inventory through our retail stores.

The Company continues to evaluate and execute its sourcing strategy to reduce the overall cost of its product offering, considering production capacity in Mexico and Central America, the Far East and other regions of the world. However, pressures on selling prices could not be fully offset by product cost reductions. In addition, the Company's reinvigorated design direction is to add distinguishing features to its product which frequently results in incremental product costs. The Company makes its ultimate global sourcing decisions on the basis of quality, timeliness of delivery and price.

Finally, the comparable 2002 gross margin had a $1.5 million favorable pre-tax LIFO impact, due to the substantial deflationary affects of our product sourcing in 2002. The impact of LIFO inventory was insignificant on 2003 gross margin.

Selling, General and Administrative Expenses (SG&A)

The Company's SG&A expenses for 2003 of $151.3 million were $2.4 million over 2002 SG&A expenses of $148.9 million. As a percentage of net sales, SG&A expenses were 36.2% in 2003 as compared to 34.1% in 2002. The increase in SG&A expenses in both dollars and as a percentage of sales relates primarily to continued expansion of the Company's retail operations, including approximately $4.7 million in costs incurred to develop our Family Lifestyle store concept, approximately $1.0 million in severance related costs for personnel reductions and the further development of our OshKosh brand and Genuine Kids from OshKosh brand design teams. These cost increases are offset in part by the effects of cost cutting measures taken to align our corporate support functions with current business activities. SG&A expenses as a percentage of sales are also directly impacted by our sales decreases.

Royalty Income

The Company licenses a childrens apparel line under the Genuine Kids from OshKosh trademark which is available exclusively in Target stores. The Company is responsible for all product design activities associated with this product. Genuine Kids product was introduced in Target stores in July 2003. The Company earned royalty income of $2.7 million based on sales from the product launch through the end of the year.

The Company also continues to license the OshKosh B'Gosh and related trademarks, domestically and internationally.

Domestically, royalty income relates to product extensions including footwear, hosiery, underwear, juvenile products, and certain outerwear. Royalty income from domestic licenses totaled $3.0 million in 2003, a $.9 million (23.1%) decrease compared to $3.9 million in 2002. The reduction in domestic royalty income is primarily attributable to reduced sales of licensed products, which are generally distributed in the same channels as the OshKosh B'Gosh apparel product.

Internationally, the Company receives royalty income for the use of its trademarks in key international markets, including Japan, Europe, Australia and Canada. Royalty income of $6.0 million is a small decrease compared to $6.3 million in 2002. The reduction is primarily attributable to a strategic change in licensee for menswear in Japan.

Operating Income

The combined effect of reduced sales, a significantly lower gross margin percentage and a modest increase in SG&A costs contributed to a significant decline in operating income in 2003 compared to 2002.

Other Income (Expense) - Net

The Company's 2003 net other income (expense) was a $.4 million expense compared to a $.6 million expense in 2002. This decrease was primarily due to a decrease in interest expense during 2003. The Company's interest expense decreased as a result of prepayment of all of the Company's long-term debt in mid 2002.

Income Taxes

The Company's 2003 effective income tax rate was approximately 36.0% as compared to 37.0% in 2002. A reduced level of taxable income reduced the Company's effective federal statutory income tax rate. Substantially all income is subject to taxation in the United States, and various state and local jurisdictions.

Net Income

Net income for the year ended January 3, 2004 of $7.2 million was down $24.8 million (77.5%) from net income for the year ended December 28, 2002 of $32.0 million. Diluted earnings per share of $.60 were 76.4% less than 2002 diluted earnings per share of $2.54.

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

Other Income (Expense) - Net

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

SEASONALITY OF BUSINESS

The Company's business continues to be seasonal, with highest sales and income in the second half of the year, which includes significant wholesale shipping periods and a major retail selling season at its retail stores. The Company's second quarter sales and income are the lowest of the year because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2004 quarterly sales and income.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At January 3, 2004, the Company's cash and cash equivalents were $23.9 million, compared to $36.2 million at the end of 2002. Net working capital at January 3, 2004 was $69.9 million compared to $71.0 million at December 28, 2002. Accounts receivable at January 3, 2004 and December 28, 2002 were $16.7 million.

Inventories at January 3, 2004 were $61.4 million, compared to $57.1 million at the end of 2002. The increase in inventories relates primarily to finished goods. Year end 2003 inventory levels slightly exceed inventory levels needed to fulfill Spring '04 product shipments as a result of order cancellations. Excess inventory has been written down to the lower of cost or net realizable value on a season by season basis. Inventory levels at the Company's retail stores exceed prior year levels due in part to an expansion of the Company's product offering of adult product.

Cash provided by operations amounted to approximately $3.6 million in 2003, compared to $54.1 million in 2002 and $42.9 million in 2001. The decrease in cash provided by operating activities in 2003 compared to 2002 is primarily attributable to reduced net income and to a lesser degree, changes in operating assets and liabilities. Compared to 2002 levels, the Company experienced an increase in inventory levels and prepaid expenses, which used operating cash flow. In addition, cash provided by operations in 2002 included cash flows related to a $9.0 million reduction in accounts receivable as the Company's wholesale business contracted. Accounts receivable levels at the end of 2003 were very comparable with levels as of the end of 2002 and, accordingly, did not provide comparable cash flows in 2003. 2003 cash flows from operations were also affected by minimal stock option transactions in 2003, compared to positive cash flows in 2002 and 2001. 2002 operating cash flows also benefited from the reversal of certain temporary differences, reducing the cash payments for income taxes. The increase in cash provided by operating activities in 2002 compared to 2001 is primarily attributable to changes in items of working capital.

Cash used in investing activities totaled $3.6 million in 2003, compared to $5.4 million in 2002 and $5.6 million in 2001. Capital expenditures were $3.7 million in 2003, compared with $5.4 million in 2002 and $5.1 million in 2001. Capital expenditures in each year related primarily to retail store expansions and remodeling.

Cash used in financing activities totaled $12.2 million in 2003, compared to $41.8 million in 2002 and $27.7 million in 2001. The Company's primary financing activities consisted of long-term debt prepayments, ongoing stock repurchase transactions, cash dividends and issuances of common shares through stock option exercises.

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program. During 2003, 2002 and 2001, the Company repurchased 400,400, 712,000 and 397,300 shares, respectively, of its Class A common stock under this program for approximately $8.9, $21.2 and $10.3 million, respectively.

Cash dividends on the Company's Class A and Class B common stock totaled $.36 per share and $.31 per share, respectively, in 2003, $.26 per share and $.225 per share, respectively, in 2002, and $.22 per share and $.19 per share, respectively, in 2001. The Company's current quarterly cash dividend on its Class A and Class B Common stock is $.11 and $.095, respectively.

The Company made cash contributions of $3.5 million and $6.0 million to its defined benefit pension plans covering hourly and salaried employees to maintain a funding status in excess of accumulated benefits obligation during 2003 and 2002, respectively. After evaluating current market conditions and future expectations, the Company lowered its discount rate again in 2003 to 6.0% and maintained its expected long-term rate of return of 8.0% to reflect current market expectations.

On October 30, 2003, the Company amended its unsecured credit agreement with a number of banks that provides a $75 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The amended revolving credit facility expires October 28, 2004. There were no outstanding borrowings against the revolving credit arrangement at January 3, 2004 although the Credit Agreement is used to support merchandise letters of credit with its international vendors. The Company believes that this credit facility, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures for the Family Lifestyle stores and other business development needs.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables summarize our contractual and commercial obligations as of January 3, 2004:
	Payment Due By Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Contractual Obligations (in thousands)
Long-term debt	$--	$--	$--	$--	$--
Capital leases	--	--	--	--	--
Operating leases	55,420	16,855	21,509	9,458	7,598
Purchase obligations	37,551	37,551	--	--	--

	Amounts of Commitment Expiration Per Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Other Commercial Commitments (in thousands)
Working capital facility	$--	$--	$--	$--	$--
Merchandise Letters of Credit	16,190	16,190	--	--	--
Standby Letters of Credit	740	740	--	--	--
Employee benefit plans	3,448	575	983	1,027	863

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

Critical accounting policies are those that are most important to the presentation of the Company's financial condition and the results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties. The Company's most critical accounting policies, discussed below, pertain to revenue recognition, accounts receivable, net, inventories, accrued expenses, income taxes and stock-based compensation. Management must use informed judgments and best estimates to properly apply these critical accounting policies. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Revenue Recognition

Retail store revenue is recognized at the time of sale and is net of returns.

Revenue within the Company's wholesale business is recognized at the time merchandise is shipped from the Company's distribution centers, as this is when title and risk of loss passes to the customer. Revenue is reduced by provision for returns when the return is authorized by the Company. Revenue reductions related to margin support, allowances and advertising support are recorded when revenue from the related shipment of product is recognized.

Wholesale revenue is recorded net of returns, margin support, allowances and certain advertising support.

Returns

The Company determines the amount of potential returns of unsaleable products, and reduces sales for the full amount of the credit that is anticipated will be issued or has been issued to its wholesale customers.

Margin Support

In the apparel industry, a supplier often faces pressure from its customers to support retail margins on the sale of the supplier's product. The Company has periodically provided allowances to its customers to assist the customer in meeting its margin expectations, and to maintain or establish long-term customer relationships. To determine the adequacy of its support, as reflected on the financial statements, the Company periodically reviews potential customer support obligations for all product shipped through the date of the financial statements. These amounts are evaluated on a customer-by-customer basis based on an evaluation of product sell-through results, retailer performance, current market conditions, the strategic importance of the customer's ongoing business relationship and any unauthorized deductions taken by the customer. Settlements of margin support arrangements are periodically compared to the Company's original estimates to enhance the Company's ability to predict support levels in subsequent seasons. Margin support arrangements are recorded as a reduction of sales.

Advertising Support

Support for customers' advertising activities, product presentation or other promotions are considered reductions of revenue unless such support relates to advertising material the Company could obtain independently, which is recorded as advertising expense provided it does not exceed the fair value of such services. The Company records advertising commitments during the year as they are formalized, considering the Company's prior history in dealing with customer advertising support.

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

Allowances for returns of unsaleable products and margin support which reduce net sales are also reflected as a reduction to accounts receivable as they are generally settled upon payment of customer invoices.

Inventories

Inventories are stated at lower of cost (using the last-in, first-out method) or market. The Company continually evaluates the composition of its inventories by season to assess slow-turning, current season product as well as prior season fashion product. This analysis is significantly influenced by customer cancellations that occur after the Company has made commitments to produce its seasonal products. Due to a limited sales period for each fashion season, excess product from current and prior seasons has a diminished market value. The Company sells these units as "close-outs", generally at substantially reduced selling prices. Factors influencing net realizable value include desirability of the product, quantity and size range of each item available, the overall supply of close-out merchandise in the off-price market, recent negotiated selling prices and the seasonality of the product being sold. The Company evaluates the net realizable value of remaining inventory by season and records the inventory at the lower of cost or net realizable value.

Accrued Expenses

Accrued expenses for employee health insurance, workers' compensation, profit sharing, contracted advertising, professional fees and other outstanding Company obligations are assessed based on statistical trends and estimates based on projections and current expectations, and are updated periodically as additional information becomes available.

Income Taxes

The Company estimates its current tax expense (state and federal), and identifies temporary and permanent differences resulting from different treatment of items for tax and financial reporting purposes. Temporary differences result in deferred tax assets, which are included on the Company's consolidated balance sheet. The Company's consistent history of taxable income makes the realization of the benefit of deferred tax assets probable. The Company also periodically evaluates and has sufficiently provided for potential assessments of additional tax and interest by federal and state governmental authorities based on the ultimate settlement of current or pending audits.

Stock-Based Compensation

The Company accounts for stock-based compensation on stock options and restricted stock grants under the intrinsic value method, as permitted by APB No. 25. Under this pronouncement, compensation expense is recorded based on the difference between the exercise price of stock options and the fair market value of the underlying stock on the date of the option grant. Under the Company's non-qualified stock option program, the exercise price has consistently been set at the fair value of the underlying stock on the date of the option grant, resulting in no additional compensation expense. For restricted stock grants, the Company calculates compensation expense based on the fair value of the stock on date of the restricted stock grant, and amortizes this amount over the vesting period of the underlying restricted stock grant.

SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" requires proforma disclosure concerning the impact on net income had fair value accounting called for under SFAS No. 123 been applied.

The Company utilizes the Black-Sholes method to determine the fair market value of non-qualified stock option grants, and discloses all relevant assumptions inherent in this valuation model and the proforma information required under SFAS No. 148 in a footnote to its financial statements. The Company updates the assumptions necessary to properly value stock options on the date of non-qualified stock option grants or restricted stock grants.

Application of Critical Accounting Policies AND ESTIMATES

The Company makes certain judgements and uses estimates and assumptions when applying significant accounting policies in the preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States. The development and selection of critical accounting policies and the related disclosures have been reviewed with the Audit Committee of the Board of Directors. While there have not been any changes in the selection or application of significant accounting policies during the year, the Company utilizes critical estimates and assumptions relating to the application of its provision for obsolete inventory, as described below.

In evaluating the need for a valuation allowance to reduce the carrying value of inventory to net realizable value, the Company estimates what portion of its seasonal inventory, including non-cancelable inventory commitments, may ultimately become obsolete. Obsolete inventory is generally sold as "close-outs", generally at substantially reduced selling prices. In applying this accounting principle, the Company must estimate the portion of each season's inventory that may result in excess or obsolete inventory, and further must estimate the net realizable value of this inventory. Net realizable value is affected by the timing of product availability, quantities of product available, and overall market conditions including the availability of similar product. Changes in the assumptions regarding what portion of seasonal inventory will be obsolete, or the net realizable value of obsolete inventory could have a significant impact on the Company's results of operations and financial position. For example, if the Company were to over-estimate the net realizable value of its obsolete inventory by 10%, the impact on cost of goods sold, gross margin and operating income would be approximately $600,000. While the Company uses historic information and carefully analyzes current market conditions in making these estimates, it cannot be assured that the ultimate liquidation of this inventory or the actual amount of obsolete inventory that must be sold through off-price channels will correspond with its estimates as of January 3, 2004.

FORWARD OUTLOOK

The retail climate, particularly in many of the channels in which the Company's products are sold, remains challenging. The Company currently projects 2004 net sales will be in the range of $390 million to $410 million. The Company's booked orders in dollars for the 2004 Spring and Summer seasons were below orders booked in dollars for the comparable 2003 season. The Company believes that this reduction is due primarily to lower unit price points, the economic pressure being placed on the Company's wholesale customers for market share and the cautious approach to inventory management by many of the Company's wholesale customers. The promotional environment that exists in our wholesale business is likely to continue well into 2004.

The Company is currently planning comparable store sales in our retail business unit to be flat for early 2004, gradually improving to low single digit increases over the remainder of 2004. Two new retail outlet stores are expected to be opened during 2004, and the Company expects to experience incremental sales in stores opened during 2003. Five under-performing retail stores were closed in early 2004. The impact of these closings is immaterial to the Company's consolidated financial statements.

The Company remains committed to its retail Family Lifestyle Store concept. The Company intends to open 14 Family Lifestyle Stores during 2004. Seven Family Lifestyle store locations are under lease, with six stores scheduled to open in the first half of the year.

The Company anticipates that royalty income from Domestic and International use of OshKosh B'Gosh and related trademarks for 2004 will be comparable with 2003 amounts. The Genuine Kids licensing arrangement will generate royalty income throughout the entire year 2004. However, due to the seasonal nature of children's apparel sales, we anticipate that this royalty income will be greater in the second half of the year.

For the entire year 2004, capital expenditures are expected to total $11.0 million, due primarily to anticipated Lifestyle store build-out costs. The Company is currently budgeting depreciation and amortization for 2004 of $7.0 million. The Company's effective tax rate is expected to be approximately 36.5% for 2004.

The foregoing forward-looking statements are qualified in their entirety by the reference to the risks and uncertainties set forth under the heading "Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in Company press releases and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated financial position, results of operations and level of business for 2004 or any other future period, are forward-looking statements within the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are generally indicated by words or phrases such as "plan", "estimate", "project", "anticipate", "the Company believes", "management expects", "currently anticipates", "remains optimistic" and similar phrases are based on current expectations only and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, projected or estimated.

Among the factors that could cause actual results to materially differ include the level of consumer spending for apparel, particularly in the children's wear segment, the impact of deflation on children's wear apparel prices; risks associated with competition in the market place, including the financial condition of and consolidations, restructurings and other ownership changes in, the apparel and related products industry and the retail industry, the introduction of new products or pricing changes by the Company's competitors, and the Company's ability to remain competitive with respect to product, service and value; risks associated with the Company's dependence on sales to a limited number of large department and specialty store customers, including risks related to customer requirements for vendor margin support, as well as risks related to extending credit to large customers; risks associated with possible deterioration in the strength of the retail industry, including, but not limited to, business conditions and the economy, natural disasters, and the unanticipated loss of a major customer; risks related to the failure of Company suppliers to timely deliver needed raw materials, risks associated with importing its products into the United States under current and future customs and quota rules and regulations, risks associated with using a global transportation matrix and the Company's ability to correctly balance the level of its commitments with actual orders; risks associated with terrorist activities as well as risks associated with foreign operations; risks related to the Company's ability to defend and protect its trademarks and other proprietary rights and other risks related to managing intellectual property issues. In addition, the inability to ship Company products within agreed time frames due to unanticipated manufacturing, distribution system or freight carrier delays or the failure of Company contractors to deliver products within scheduled time frames are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Mexico and Central America. If financial, political or other related difficulties were to adversely impact the Company's contractors in these regions, it could disrupt the supply of product contracted for by the Company.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company has an unsecured $75 million revolving credit facility available for general corporate purposes. Borrowings under this agreement bear interest at a variable rate, based on the London Interbank Offered Rates. The Company does not presently hedge its interest rate risk. Since the Company does not have any outstanding debt at the end of 2003, a 1% change in interest rates would not have a material impact on the Company's interest expense for fiscal 2004.

Foreign Currency Risk

The Company contracts for the manufacture of apparel with contractors in Asia, Central America, and Mexico. While these contracts are stated in terms of U.S. dollars, there can be no assurance that the cost for the production of the Company's products will not be affected by exchange fluctuations between the United States and the local currencies of these contractors. Due to the number of currencies involved, the Company cannot quantify the potential impact of future currency fluctuations on net income in future years. The Company does not hedge its foreign currency risk.

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

We have audited the accompanying consolidated balance sheets of OshKosh B'Gosh, Inc. and subsidiaries (the "Company") as of January 3, 2004 and December 28, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2003 and 2002 consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule of the Company for the period ended December 29, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such financial statement schedule, when considered in relation to the 2001 basic consolidated financial statements taken as a whole, presented fairly in all material respects the information set forth therein their report dated January 30, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 and 2002 financial statement schedule when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 10, 2004

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

ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin
January 30, 2002

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
		January 3, 2004	December 28, 2002

ASSETS
Current assets
Cash and cash equivalents		$23,931	$36,198
Accounts receivable, net		16,669	16,729
Inventories		61,358	57,114
Prepaid expenses and other current assets		8,316	1,685
Deferred income taxes		10,100	9,600

Total current assets		120,374	121,326

Property, plant and equipment, net		23,696	27,127
Deferred income taxes		2,000	2,300
Other assets		5,855	5,001

Total assets		$151,925	$155,754

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable		$16,961	$11,907
Accrued liabilities		33,552	38,396

Total current liabilities		50,513	50,303

Employee benefit plan liabilities		13,647	13,062
Shareholders' equity
Preferred stock, par value $.01 per share:
Authorized - 1,000,000 shares
Issued and outstanding - None		--	--
Common stock, par value $.01 per share:
Class A, authorized	- 30,000,000 shares;
Issued and outstanding	- 9,436,869 shares in 2003,
	- 9,758,459 shares in 2002	94	97
Class B, authorized	- 4,425,000 shares;
Issued and outstanding	- 2,184,261 shares in 2003,
	- 2,194,561 shares in 2002	22	22
Retained earnings		87,649	92,290
Unearned compensation under restricted stock plan		--	(20)

Total shareholders' equity		87,765	92,389

Total liabilities and shareholders' equity		$151,925	$155,754

See notes to consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	For the Year Ended

	January 3, 2004	December 28, 2002	December 29, 2001

Net sales	$417,272	$436,989	$463,069
Cost of products sold	266,119	246,744	269,286

Gross profit	151,153	190,245	193,783

Selling, general and administrative expenses	151,251	148,947	148,326
Royalty income, net	(11,688)	(10,188)	(9,259)

Operating income	11,590	51,486	54,716

Other income (expense):
Interest expense	(718)	(1,097)	(2,258)
Interest income	200	528	834
Miscellaneous	162	(56)	(29)

Other income (expense) - net	(356)	(625)	(1,453)

Income before income taxes	11,234	50,861	53,263

Income taxes	4,045	18,816	20,455

Net income	$7,189	$32,045	$32,808

Net income per common share
Basic	$0.61	$2.59	$2.69
Diluted	$0.60	$2.54	$2.61

See notes to consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
(Amounts in thousands, except per share amounts)

							Unearned
	Common Stock				Additional		Compensation
	Class A		Class B		Paid-In	Retained	Under Restricted

	Shares	Amount	Shares	Amount	Capital	Earnings	Stock Plan

Balance -- December 30, 2000	9,944	$99	2,229	$22	$--	$45,054	$(702)

Net income	--	--	--	--	--	32,808	--
Dividends
- Class A ($.22 per share)	--	--	--	--	--	(2,198)	--
- Class B ($.19 per share)	--	--	--	--	--	(422)	--
Conversions of common shares	21	--	(21)	--	--	--	--
Stock options exercised	452	5	--	--	5,234	--	--
Income tax benefit from stock
Options exercised	--	--	--	--	3,754	--	--
Compensation earned under
Restricted stock plan	--	--	--	--	--	--	390
Repurchase and retirement of
Common shares	(397)	(4)	--	--	(3,649)	(6,691)	--

Balance -- December 29, 2001	10,020	100	2,208	22	5,339	68,551	(312))

Net income	--	--	--	--	--	32,045	--
Dividends
- Class A ($.26 per share)	--	--	--	--	--	(2,635)	--
- Class B ($.225 per share)	--	--	--	--	--	(495)	--
Conversions of common shares	13	--	(13)	--	--	--	--
Stock options exercised	437	4	--	--	6,614	--	--
Income tax benefit from stock
Options exercised	--	--	--	--	4,108	--	--
Compensation earned under
Restricted stock plan	--	--	--	--	--	--	292
Repurchase and retirement of
Common shares	(712)	(7)	--	--	(16,061)	(5,176)	--

Balance -- December 28, 2002	9,758	97	2,195	22	--	92,290	(20))

Net income	--	--	--	--	--	7,189	--
Dividends
- Class A ($.36 per share)	--	--	--	--	--	(3,460)	--
- Class B ($.31 per share)	--	--	--	--	--	(679)	--
Conversions of common shares	11	--	(11)	--	--	--	--
Stock options exercised, net	68	1	--	--	867	--	--
Income tax benefit from stock						--	--
Options exercised	--	--	--	--	321	--	--
Additional consideration under
Restricted stock plan	--	--	--	--	67	--	(67))
Compensation earned under
Restricted stock plan	--	--	--	--	--	--	87
Repurchase and retirement of
Common shares	(400)	(4)	--	--	(1,255)	(7,691)	--

Balance -- January 3, 2004	9,437	$94	2,184	$22	$--	$87,649	$--

See notes to consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
	For the Year Ended

	January 3, 2004	December 28, 2002	December 29, 2001

Cash flows from operating activities
Net income	$7,189	$32,045	$32,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,774	6,906	7,210
Amortization	598	1,013	806
(Gain) loss on disposal of assets	(158)	349	76
Deferred income taxes	(200)	5,400	1,450
Compensation earned under restricted stock plan	87	292	390
Income tax benefit from stock option exercises	321	4,108	3,754
Benefit plan expense, net of contributions	(446)	(3,924)	(993)
Changes in operating assets and liabilities:
Accounts receivable	60	8,968	4,469
Inventories	(4,244)	(1,685)	(2,244)
Prepaid expenses and other current assets	(6,631)	(78)	275
Accounts payable	5,054	678	(3,611)
Accrued liabilities	(4,844)	(7)	(1,539)

Net cash provided by operating activities	3,560	54,065	42,851

Cash flows from investing activities
Additions to property, plant and equipment	(3,695)	(5,400)	(5,106)
Proceeds from disposal of assets	510	369	104
Sale of investments, net	--	--	511
Changes in other assets	(421)	(402)	(1,152)

Net cash used in investing activities	(3,606)	(5,433)	(5,643)

Cash flows from financing activities
Payments on long-term debt	--	(24,000)	(20,000)
Dividends paid	(4,139)	(3,130)	(2,620)
Net proceeds from issuance of common shares	868	6,618	5,239
Repurchase of common shares	(8,950)	(21,244)	(10,344)

Net cash used in financing activities	(12,221)	(41,756)	(27,725)

Net increase (decrease) in cash and cash equivalents	(12,267)	6,876	9,483
Cash and cash equivalents at beginning of year	36,198	29,322	19,839

Cash and cash equivalents at end of year	$23,931	$36,198	$29,322

Supplementary disclosures
Cash paid for interest	$287	$652	$2,467
Cash paid for income taxes	$6,625	$5,434	$18,658

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

Financial instruments

The fair value of financial instruments, primarily cash equivalents, accounts receivable, accounts payable and accrued liabilities do not materially differ from their carrying value due to their short-term nature.

Accounts receivable

Accounts receivable are recorded net of allowances, which totaled $5,602 in 2003 and $5,237 in 2002.

Inventories

Inventories are stated at the lower of cost or market on the last-in, first-out (LIFO) basis.

Property, plant and equipment

Property, plant and equipment are carried at cost or at management's estimate of fair market value if considered impaired under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" less accumulated depreciation. Expenditures for improvements that increase asset values and extend usefulness are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization for financial reporting purposes are calculated using the straight-line method based on the following useful lives:

Years
Land improvements	10 to 15
Buildings	10 to 40
Leasehold improvements	5 to 10
Machinery, fixtures and equipment	3 to 10

Revenue recognition

Revenue within wholesale operations is recognized at the time merchandise is shipped and title and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, margin support, allowances, and certain co-op advertising support. Returns are recorded when the company authorizes the return of product. Margin support arrangements are based on management's estimate of seasonal support levels that correspond with current period product shipments. Allowances for the settlement of operational chargebacks are estimated based on prior experience and existing open chargeback levels. Advertising support arrangements not specifically relating to the reimbursement for actual advertising expenses by the Company's customers are recorded in the period corresponding with the shipment of seasonal products, as a reduction of revenues.

Retail store revenues are recognized at the time of sale, net of all promotional discounts.

Royalty income is recognized based on actual sales of licensed products.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising

Advertising costs are expensed as incurred and totaled $7,867, $11,550 and $14,896 in 2003, 2002 and 2001, respectively.

Stock-based compensation

The Company has elected to use the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25 in accounting for its employee stock options.

Under this method, compensation expense is determined using the difference between the exercise price of stock based compensation and the fair value of the underlying securities. Compensation expense for the Company's restricted stock grants is reflected over the period in which services were performed and when the financial performance targets are met.

The Company complies with the provisions of SFAS No. 148 "Accounting for Stock-Based Compensation -Transition and Disclosure", and discloses the value of stock option grants, and includes proforma information concerning the impact on net income had the fair value accounting called for under SFAS No. 123 been applied in all periods presented.

Earnings per share

The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is computed as follows (in thousands):

	2003	2002	2001

Denominator for basic earnings per share-- Weighted average shares	11,833	12,381	12,191
Employee stock options (treasury stock method)	111	260	390
Denominator for diluted earnings per share	11,944	12,641	12,581

The Company had 339,225, 317,500 and 26,500 employee stock options that were anti-dilutive in 2003, 2002 and 2001, respectively, and, accordingly, are not included in the diluted earnings per share calculations.

Fiscal year

The Company's fiscal year is a 52/53-week year ending on the Saturday closest to December 31. Fiscal 2003 was a 53-week year and ended on January 3, 2004. Fiscal 2002 and 2001 were 52-week years and ended on December 28, 2002 and December 29, 2001, respectively. All references to years in this report refer to the fiscal years described above.

Comprehensive income

Comprehensive income equaled net income for all years presented.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2. INVENTORIES

A summary of inventories follows:

	January 3, 2004	December 28, 2002

Finished goods	$51,750	$48,103
Work in process	8,817	7,490
Raw materials	791	1,521

Total	$61,358	$57,114

The replacement cost of inventory exceeds the above LIFO costs by $10,515 and $10,600 at January 3, 2004 and December 28, 2002, respectively.

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

A summary of prepaid expenses and other current assets follows:

	January 3, 2004	December 28, 2002

Deposit under insurance contract	$4,500	$--
Prepaid rent	1,857	--
Other current assets	1,959	1,685

	$8,316	$1,685

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

	January 3, 2004	December 28, 2002

Land and improvements	$2,654	$2,751
Buildings	13,831	13,774
Leasehold improvements	21,378	20,557
Machinery, fixtures and equipment	34,517	33,260
Construction in progress	36	--

Total	72,416	70,342
Less: accumulated depreciation and amortization	48,720	43,215

Property, plant and equipment, net	$23,696	$27,127

NOTE 5. CREDIT AGREEMENTS

The Company has an unsecured credit agreement with a number of banks which provides a $75,000 revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires October 28, 2004. Letters of credit of approximately $16,930 were outstanding at January 3, 2004, with $58,070 of the unused revolving credit facility available for borrowing.

Under the terms of the agreement, interest rates are determined at the time of borrowing and are based on London Interbank Offered Rates plus additional basis points (effectively 1.90% at January 3, 2004). Commitment fees of 0.15% are required on the revolving credit facility. The Company is required to maintain certain financial ratios in connection with this agreement. As of January 3, 2004, the Company is in compliance with all of its financial covenants. There were no outstanding borrowings against the revolving credit arrangement at January 3, 2004 and December 28, 2002.

NOTE 6. ACCRUED LIABILITIES

A summary of accrued liabilities follows:

	January 3, 2004	December 28, 2002

Compensation	$5,125	$6,038
Workers' compensation	7,800	8,500
Income taxes	6,098	8,824
Other	14,529	15,034

Total	$33,552	$38,396

NOTE 7. LEASES

The Company leases certain property and equipment including a design studio, retail sales facilities, manufacturing facilities and a regional sales office under operating leases. Certain leases provide the Company with renewal options. Leases for retail sales facilities provide for minimum rentals plus contingent rentals based on sales volume.

Minimum future rental payments under noncancellable operating leases are as follows:

Fiscal Year

2004	$16,855
2005	12,795
2006	8,714
2007	5,774
2008	3,684
Thereafter	7,598

Total minimum lease payments	$55,420

Total rent expense charged to operations for all operating leases is as follows:

	2003	2002	2001

Minimum rentals	$21,562	$20,377	$18,755
Contingent rentals	710	1,112	1,262

Total rent expense	$22,272	$21,489	$20,017

NOTE 8. INCOME TAXES

Income tax expense is comprised of the following:

	2003	2002	2001

Current:
Federal	$3,659	$12,102	$17,092
State and local	586	1,314	1,913
Deferred	(200)	5,400	1,450

Total	$4,045	$18,816	$20,455

Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax basis of Company assets and liabilities and include the following components:

	January 3,	December 28,
	2004	2002
	[Assets (Liabilities)]

Current deferred taxes
Accounts receivable allowances	$2,012	$1,790
Inventory valuation	2,452	2,127
Accrued liabilities	5,102	5,072
Other	534	611

Total net current deferred tax assets	$10,100	$9,600

Non-current deferred taxes
Depreciation	$(1,427)	$(1,405)
Deferred employee benefits	3,185	3,662
Trademark	478	489
Other	(236)	(446)

Total net non-current deferred tax assets	$2,000	$2,300

Substantially all income is subject to United States taxation. A reconciliation of the federal statutory income tax rate to the effective tax rates reflected in the consolidated statements of income follows:
	2003	2002	2001

Federal statutory tax rate	34.0%	35.0%	35.0%
Differences resulting from:
State and local income taxes, net of federal income tax benefit	3.4	2.2	3.3
Other, including federal employment credits	(1.4)	(.2)	.1

Total	36.0%	37.0%	38.4%

NOTE 9. RETIREMENT PLANS

The Company has defined contribution and defined benefit pension plans covering substantially all full-time U.S. employees. Charges to operations by the Company for these plans totaled $4,173, $3,658 and $2,047 for 2003, 2002 and 2001, respectively.

Defined benefit plans

The Company sponsors several defined benefit pension plans covering certain U.S. hourly and salaried employees. These pension plan assets are invested in group annuity contracts and equity securities based on the Company's overall strategic investment direction as follows:

	Target Allocation Percentage	Expected Long-Term Rate of Return

Equity investments	50%	9-10%
Intermediate term debt investments	40%	5-7%
Real estate investments	10%	6-8%

Total	100%	8%

The long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

The defined benefit pension plan assets were invested as follows as of the end of each year:

	2003	2002

Equity investments	50%	48%
Intermediate term debt investments	39%	52%
Real estate investments	11%	--%

Total	100%	100%

The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit Obligation	2003	2002

Discount rate	6.0%	6.5%
Rates of increase in compensation level	0-4.5%	0-4.5%

Net Periodic Pension Cost	2003	2002	2001

Discount rate	6.5%	7.0%	7.5%
Expected long-term rate of return on assets	8.0%	8.0%	9.0%
Rates of increase in compensation levels	0-4.5%	0-4.5%	0-4.5%

Net periodic pension cost was comprised of:

	2003	2002	2001

Service cost	$2,184	$2,053	$1,894
Interest cost	2,806	2,667	2,540
Expected return on plan assets	(2,926)	(2,892)	(3,692)
Amortization of prior service cost	323	313	331
Amortization of transition obligation	(151)	(159)	(159)
Recognized actuarial (gain) loss	98	(273)	(827)

Net periodic pension cost	$2,334	$1,709	$87

A reconciliation of changes in the projected pension benefit obligation and plan assets follows:

	2003	2002

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$ 44,727	$ 38,751
Service cost	2,184	2,053
Interest cost	2,806	2,667
Amendments	82	54
Actuarial loss	3,333	3,499
Benefits paid	(1,943)	(2,297)

Projected benefit obligation at end of year	51,189	44,727

Change in plan assets
Fair value of plan assets at beginning of year	36,569	35,612
Actual return on plan assets	6,326	(2,783)
Company contributions	3,527	6,037
Benefits paid	(1,943)	(2,297)

Fair value of plan assets at end of year	44,479	36,569

Funded status
Funded status of plan	(6,710)	(8,158)
Unrecognized net actuarial loss	3,711	3,877
Unrecognized prior service cost	1,016	1,256
Unrecognized transition obligation	--	(151)

Accrued benefit cost	$ (1,983)	$ (3,176)

Amounts recognized in the Consolidated Balance Sheets:

	2003	2002

Prepaid benefit cost	$4,009	$2,978
Accrued benefit liability	(5,992)	(6,154)

	$(1,983)	$(3,176)

Amounts applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	ABO > Assets January 3,	ABO > Assets December 28,
	2004	2002

Projected benefit obligations	$ 2,672	$ 8,750
Accumulated benefit obligations	2,261	7,769
Fair value of plan assets	--	6,166

Total accumulated benefit obligations for all defined benefit plans totaled $39,466 and $29,268 at January 3, 2004 and December 28, 2002, respectively.

While limited to funding requirements of federal laws and regulations, the Company intends to annually fund the qualified plans in an amount sufficient to have plan assets in excess of the accumulated benefit obligation at year end.

The Company also sponsors an unfunded defined benefit post-retirement life and health insurance plan that covers qualifying salaried employees.

Defined contribution plans

The Company maintains a defined contribution retirement plan covering certain salaried employees. Annual contributions are discretionary and are determined by the Company's Retirement Plan Committee. Charges to operations by the Company for contributions under this plan totaled $1,292, $1,222 and $1,278, for 2003, 2002 and 2001, respectively.

The Company maintains a retirement plan covering certain salaried and hourly employees pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. Matching contributions by the Company are discretionary, and amounted to approximately $432, $439 and $402 for 2003, 2002 and 2001, respectively.

The Company also has a supplemental retirement program for designated employees. Annual provisions to this unfunded plan are discretionary and are determined by the Company's Retirement Plan Committee. Charges to operations by the Company for additions to this plan totaled $115, $288 and $280 for 2003, 2002 and 2001, respectively.

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

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program. During 2003, 2002 and 2001, the Company repurchased 400,400, 712,000 and 397,300 shares, respectively, of its Class A common stock under this program for approximately $8,950, $21,244 and $10,344, respectively. At January 3, 2004, the Company had 151,200 shares remaining under its current repurchase program.

Options

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant and the number of shares granted is fixed, no compensation expense is recognized.

The Company's Incentive Stock Option Plans have authorized the grant of options to management personnel and directors for up to 3,125,000 of the Company's Class A common stock. As of January 3, 2004, 572,250 shares are available for grant. Options granted generally have 10 year terms and vest ratably over a four-year period following date of grant.

The following pro forma information regarding net income and net income per share required by SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure," has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 3.90%, 4.91% and 5.00%; annual dividend yield of 1.19%, 0.68% and 1.14%; volatility factors of the expected market price of the Company's common stock of .364, .514 and .508; and a weighted-average expected life of the option of approximately eight years. Changes in these subjective assumptions can significantly affect the fair value calculations.

The estimated fair values of the options are amortized to expense over the options' vesting periods:

	2003	2002	2001

Net income as reported	$ 7,189	$ 32,045	$ 32,808
Add: Stock based compensation included
in net income as reported, net of related tax effects	55	184	240
Deduct stock based compensation
determined under fair value based methods for all awards, net of related tax effects	(1,706)	(2,256)	(1,793)

Pro forma net income	$ 5,538	$ 29,973	$ 31,255

Net income per common share as reported
Basic	.61	2.59	2.69
Diluted	.60	2.54	2.61
Pro forma net income per common share
Basic	.47	2.42	2.56
Diluted	.47	2.39	2.51

A summary of the Company's stock option activity and related information follows:

	2003		2002		2001

	Options (000's)	Weighted average exercise price	Options (000's)	Weighted- average exercise price	Options (000's)	Weighted average exercise price

Outstanding-beginning of year	1,029	$ 26	1,199	$ 17	1,340	$ 15
Granted	240	24	345	41	344	20
Exercised	(115)	18	(441)	15	(452)	12
Forfeited	(99)	31	(74)	23	(33)	18

Outstanding -end of year	1,055	$ 26	1,029	$ 26	1,199	$ 17

Exerciseable at end of year	540	$ 23	419	$ 22	507	$ 16
Weighted-average fair value of options granted during year		$ 7.15		$15.94		$10.51

	Options outstanding			Options exerciseable

Range of exercise prices	Number outstanding (000's)	Weighted- average remaining contract life	Weighted- average exercise price	Number outstanding (000's)	Weighted- average exercise price

$ 7 to $ 9	2	3.1	$ 8	2	$ 8
$15 to $17	151	6.1	16	107	16
$18 to $21	379	6.0	19	276	19
$24 to $34	256	8.9	25	59	28
$36 to $42	267	8.1	41	96	41

	1,055			540

Restricted Stock

On February 15, 2000, the Company issued 55,000 shares of restricted stock to certain key employees. The restrictions lapse over four years based on attainment of certain financial performance targets and continued employment. Under APB No. 25, compensation expense was reflected over the period in which services were performed and when the financial performance targets were met.

NOTE 11. BUSINESS AND CREDIT CONCENTRATIONS

Operations of the Company occur primarily within the United States and its customers are not concentrated in any geographic region. The Company provides credit, in the normal course of business, to department and specialty stores. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

In 2003 and 2002 no individual customer had sales in excess of 10% of the Company's net sales. In 2001 sales to a wholesale customer amounted to approximately 11% of net sales.

NOTE 12. LITIGATION

The Company is subject to various legal actions and proceedings in the normal course of business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe the final outcome will have a significant affect on the consolidated financial statements.

NOTE 13. SEGMENT REPORTING

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

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows:

	Domestic Wholesale	Retail	Procurement	All Other/ Corporate	Total

January 3, 2004
Net sales	$ 165,700	$ 248,694	$ 141	$ 2,737	$ 417,272
Income (loss) before income taxes	2,108	9,618	(1,562)	1,070	11,234
Assets	34,844	63,709	15,265	38,107	151,925
Depreciation expense	1,283	4,375	487	629	6,774
Property, plant and equipment additions	494	2,963	165	73	3,695

December 28, 2002
Net sales	$ 182,744	$ 250,539	$ 180	$ 3,526	$ 436,989
Income before income taxes	16,541	22,354	11,048	918	50,861
Assets	44,026	48,983	15,638	47,107	155,754
Depreciation expense	1,651	4,013	555	687	6,906
Property, plant and equipment additions	425	4,833	108	34	5,400

December 29, 2001
Net sales	$ 213,588	$ 245,112	$ 5	$ 4,364	$ 463,069
Income before income taxes	18,671	27,732	4,931	1,929	53,263
Assets	57,831	46,207	13,753	43,549	161,340
Depreciation expense	1,651	3,662	1,073	824	7,210
Property, plant and equipment additions	248	4,166	669	23	5,106

NOTE 14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
	2003 Quarter Ended

	April 5, 2003	July 5 2003	October 4, 2003	January 3, 2004

Net sales	$99,287	$84,546	$124,097	$109,342
Gross profit	40,704	30,700	44,656	35,093
Net income (loss)	1,281	(1,874)	6,783	999
Net income (loss) per common share:
Basic	.11	(.16)	.57	.09
Diluted	.11	(.16)	.57	.08

	2002 Quarter Ended

	March 30, 2002	June 29, 2002	September 28, 2002	December 28, 2002

Net sales	$100,781	$84,124	$133,939	$118,145
Gross profit	44,259	36,028	58,413	51,545
Net income	5,667	1,332	13,993	11,053
Net income per common share:
Basic	.46	.11	1.12	.91
Diluted	.45	.10	1.11	.90

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report on Form 10-K (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 4, 2004, under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 4, 2004, under the captions "Management Compensation" and "Directors' Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 4, 2004, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 4, 2004, under the caption "Directors and Executive Officers".

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B'Gosh, Inc. for its annual meeting to be held on May 4, 2004, under the caption, "Report of the Audit Committee".

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

On August 28, 2003, the Registrant filed a report on Form 8-K announcing the Company's Senior Vice President of Product Development's retirement in December 2003.

On October 10, 2003, the Registrant filed a report on Form 8-K to accompany its press release announcing that James J. Martin will assume the position of Senior Vice President of Merchandising and Special Markets and Rich Kaplan has been promoted to Vice President of Wholesale. Both moves are related to the retirement of the Company's Senior Vice President of Product Development.

On October 22, 2003, the Registrant filed a report on Form 8-K to accompany its press release announcing certain financial results for the third quarter ended October 4, 2003.

On November 6, 2003 the Registrant filed a report on Form 8-K to report on an amended credit agreement. This $75,000,000 revolving credit agreement (the "Credit Agreement"), originally dated as of October 30, 2002, between the Company and U.S. Bank National Association and participating banks, was amended to extend its maturity date to October 28, 2004.

On December 11, 2003, the Registrant filed a report on Form 8-K accompanying its press release providing an update on recent business developments including the financial impact on its business of an anticipated significant reduction in sales to a major customer.

On February 4, 2004, the Registrant filed a report on Form 8-K accompanying its press release announcing certain financial results for the fourth quarter and year ended January 3, 2004.

On February 18, 2004, the Registrant filed a report on Form 8-K to accompany its press release announcing that David L. Omachinski has been promoted to President and Chief Operating Officer and that Michael L. Heider has been promoted to Vice President Finance, Treasurer and Chief Financial Officer.

(c) Exhibits

See Exhibit Index, attached hereto.

SIGNATURES

Date: March 16, 2004

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH B'GOSH, INC.

By: /S/ DOUGLAS W. HYDE
Chairman of the Board and Chief Executive Officer

By: /S/ MICHAEL L. HEIDER
Vice President Finance, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title

By: /S/ DOUGLAS W. HYDE	Chairman of the Board,

Chief Executive Officer and Director

By: /S/ DAVID L. OMACHINSKI	President, Chief Operating Officer

and Director

By: /S/ MICHAEL L. HEIDER	Vice President Finance, Treasurer and

Chief Financial Officer

By: /S/ STEVEN R. DUBACK	Secretary and Director

By: /S/ WILLIAM F. WYMAN	Senior Vice President Home Accessories,

Global Licensing and Director

By: /S/ PAUL A. LOWRY	Vice President Corporate Retail and Director

By: /S/ PHOEBE A. WOOD	Director, Chairperson of the Audit Committee

By: /S/ SHIRLEY A. DAWE	Director

By: /S/ TAMARA L. HEIM	Director

By: /S/ ROBERT C. SIEGEL	Director

Exhibit Index

3.1 Restated Certificate of Incorporation of OshKosh B'Gosh, Inc., dated May 9, 2002 previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission File Number 0-13365, is incorporated herein by reference.

3.2 By-laws of OshKosh B'Gosh, Inc., as amended.

*10.1 OshKosh B'Gosh, Inc. 401(K) Plan, as amended into which to OshKosh B'Gosh Profit Sharing Plan was merged, effective January 1, 2003.

*10.2 OshKosh B'Gosh, Inc. Pension Plan, previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission File Number 0-13365, is incorporated herein by reference.

*10.3 OshKosh B'Gosh, Inc. Executive Non-Qualified Profit Sharing Plan, as amended and restated.

*10.4 OshKosh B'Gosh, Inc. Excess Benefit Plan, previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission File Number 0-13365, is incorporated herein by reference.

*10.5 OshKosh B'Gosh, Inc. Executive Deferred Compensation Plan, previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission File Number 0-13365, is incorporated herein by reference.

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

10.8 OshKosh B'Gosh, Inc. 1995 Outside Director's Stock Option Plan, previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission File Number 0-13365, is incorporated herein by reference.

10.9 Credit agreement between OshKosh B'Gosh, Inc. and U.S. Bank N.A. and participating banks as amended, dated as of October 30, 2003.

21. List of subsidiaries

23. Consent of Deloitte & Touche LLP

31.1 Certification by the Chief Executive Officer

31.2 Certification by the Vice President Finance, Treasurer and Chief Financial Officer

32.1 Section 906 of the Sarbanes-Oxley Act Certification by the Chief Executive Officer

32.2 Section 906 of the Sarbanes-Oxley Act Certification by the Vice President Finance, Treasurer and Chief Financial Officer

* Represents a plan that covers compensation, benefits and/or related arrangements for executive management.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Schedule II

Valuation and Qualifying Accounts
(Dollars in thousands)

	2003	2002	2001

Accounts receivable - allowances:
Balance at beginning of period	$ 5,237	$ 7,075	$ 5,510
Charged to costs and expenses	48,204	35,534	31,177
Deductions - bad debts and other allowances written off, net of recoveries	(47,839)	(37,372)	(29,612)

Balance at end of period	$ 5,602	$ 5,237	$ 7,075