Form 10-Q
period 2004-04-03
OSHKOSH B GOSH INC
filed 2004-04-21
CIK 75042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2004

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

As of April 13, 2004, there were outstanding 9,562,654 shares of Class A Common Stock and 2,184,236 shares of Class B Common Stock.

FORM 10-Q

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	April 3, 2004	January 3, 2004*

	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$17,411	$23,931
Accounts receivable, net	14,167	16,669
Inventories	62,205	61,358
Prepaid expenses and other current assets	8,791	8,316
Deferred income taxes	9,100	10,100

Total current assets	111,674	120,374

Property, plant and equipment	72,523	72,416
Less accumulated depreciation and amortization	50,067	48,720

Net property, plant and equipment	22,456	23,696

Non-current deferred income taxes	2,550	2,000
Other assets	5,280	5,855

Total assets	$141,960	$151,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,991	$16,961
Accrued liabilities	30,140	33,552

Total current liabilities	43,131	50,513

Employee benefit plan liabilities	13,320	13,647

Shareholders' equity
Preferred stock	--	--
Common stock:
Class A	96	94
Class B	22	22
Additional paid-in capital	3,183	--
Retained earnings	85,193	87,649
Unearned compensation under restricted stock plan	(2,985)	--

Total shareholders' equity	85,509	87,765

Total liabilities and shareholders' equity	$141,960	$151,925

*Condensed from audited financial statements. See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)
	Three Month Period Ended

	April 3, 2004	April 5, 2003

Net Sales	$79,507	$99,287

Cost of products sold	48,709	58,583

Gross profit	30,798	40,704

Selling, general and administrative expenses	36,594	40,818
Royalty income, net	(2,863)	(2,213)
(Gain) loss on sale of assets	(1,037)	39

Operating income (loss)	(1,896)	2,060

Other income (expense):
Interest expense	(49)	(74)
Interest income	67	42
Miscellaneous	9	6

Other income (expense) -- net	27	(26)

Income (loss) before income taxes	(1,869)	2,034

Income taxes (benefit)	(673)	753

Net income (loss)	$(1,196)	$1,281

Net income (loss) per common share
Basic	$(0.10)	$0.11
Diluted	$(0.10)	$0.11

Weighted average common shares outstanding
Basic	11,693	11,915
Diluted (including share equivalents)	11,693	12,037

Cash dividends per common share
Class A	$0.110	$0.070
Class B	$0.095	$0.060

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Month Period Ended

	April 3, 2004	April 5, 2003

Cash flows from operating activities
Net income (loss)	$(1,196)	$1,281
Depreciation and amortization	1,575	1,676
Deferred income taxes	450	580
Income tax benefit from stock options exercised	2	173
Items in net income (loss) not affecting cash and cash equivalents	(1,186)	(33)
Changes in current assets	1,180	(10,455)
Changes in current liabilities	(7,382)	(6,426)

Net cash used in operating activities	(6,557)	(13,204)

Cash flows from investing activities
Additions to property, plant and equipment	(472)	(447)
Proceeds from disposal of assets	1,869	31
Changes in other assets	(120)	(278)

Net cash provided by (used in) investing activities	1,277	(694)

Cash flows from financing activities
Dividends paid	(1,259)	(813)
Net proceeds from issuance of common shares	19	10
Repurchase of common shares	--	(2,584)

Net cash used in financing activities	(1,240)	(3,387)

Net decrease in cash and cash equivalents	(6,520)	(17,285)

Cash and cash equivalents at beginning of period	23,931	36,198

Cash and cash equivalents at end of period	$17,411	$18,913

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 1. BASIS OF PREPARATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of April 3, 2004, and the results of operations and cash flows for the three month periods ended April 3, 2004 and April 5, 2003. Certain prior year amounts have been reclassified to conform with the current year presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report.

NOTE 2. INVENTORIES

A summary of inventories follows:

	April 3, 2004	January 3, 2004

Finished goods	$52,879	$51,750
Work in process	6,591	8,817
Raw materials	2,735	791

Total	$62,205	$61,358

The replacement cost of inventory exceeds the above LIFO costs by $10,515 at April 3, 2004 and January 3, 2004.

NOTE 3. PENSION PLANS

The Company accounts for its defined benefit pension plans under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," including the enhanced disclosures outlined in Statement of Financial Accounting Standards No. 132R, "Employers' Disclosure about Pensions and other Postretirement Benefits."

The Company's net periodic pension cost is comprised of the following components:

	Three Months Ended

	April 3, 2004	April 5, 2003

Service cost	$575	$592
Interest cost	730	689
Expected return on assets	(875)	(778)
Amortization of prior service costs	81	12
Recognized actuarial gain (loss)	25	81

Net periodic pension cost	$536	$596

During the first quarter of 2004, the Company made a $400 contribution to one of its defined benefit pension plans. While the Company has not yet determined the amount of its 2004 minimum and maximum funding levels, the Company intends to fund the qualified plans annually in an amount sufficient to have plan assets exceed the accumulated benefit obligation at year end while remaining in compliance with federal laws and regulations.

The assumptions used in the valuation of the Company's pension plans and the target investment allocations have remained the same as those disclosed in the Company's 2003 annual report.

NOTE 4. COMMON STOCK

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

The Company's Incentive Stock Option Plans have authorized the grant of options to management personnel and directors for up to 3,125,000 of the Company's Class A common stock. As of April 3, 2004, 254,300 shares are available for grant. The Company's Incentive Stock Option Plan expires in August 2004. Options granted generally have ten-year terms and vest ratably over a four-year period following date of grant.

As the Company incurred a net loss for the quarter ended April 3, 2004, basic and diluted weighted average common shares outstanding are the same for this quarter as potentially dilutive shares are antidilutive in loss periods.

The following pro forma information regarding net income (loss) and net income (loss) per share required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003, respectively: risk-free interest rates of 4.13% and 3.90%; annual dividends of $.44 and $.28; volatility factors of the expected market price of the Company's common stock of .429 and .364; and a weighted-average expected life of the option of approximately eight years. Changes in these subjective assumptions can significantly affect the fair value calculations.

The estimated fair values of the options are amortized to expense over the options' vesting periods:

	April 3, 2004	April 5, 2003

Net income (loss) as reported	$(1,196)	$1,281
Add: Stock based compensation included
in net income (loss) as reported, net of related tax effects	114	31
Deduct stock based compensation
determined under fair value based methods for all awards, net of related tax effects	(434)	(461)

Pro forma net income (loss)	(1,516)	851
Net income (loss) per common share as reported
Basic	(0.10)	0.11
Diluted	(0.10)	0.11
Pro forma net income (loss) per common share
Basic	(0.13)	0.07
Diluted	(0.13)	0.07

Restricted Stock

On February 10, 2004, the Company issued 129,700 shares of restricted stock to certain key employees. The restrictions lapse over four years based on attainment of certain financial performance targets and continued employment. Unearned compensation under restricted stock plan as reflected on the Balance Sheet was recorded based on the fair market value of the shares issued. Under APB No. 25, compensation expense is reflected over the period in which services are performed and when the financial performance targets have been met.

NOTE 5. SEGMENT REPORTING

The Company designs, sources and markets apparel products using primarily the OshKosh B'Gosh brand. The apparel products are primarily marketed in two distinct distribution channels: domestic wholesale and through Company-owned retail stores including its Family Lifestyle Stores. The Company designs and sources product to meet the needs of these distribution channels through a single procurement business unit.

Certain operations have been segregated into segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company manages its business operations by periodic analysis of business unit results. For this purpose, domestic wholesale, retail and procurement are separately identified for management reporting and are considered segments as defined by SFAS No. 131.

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

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows (in thousands):

	Domestic Wholesale	Retail	Procurement	All Other/ Corporate	Total

For the three months ended April 3, 2004

Net sales	$32,112	$46,514	$58	$823	$79,507
Income (loss) before income taxes	366	(5,466)	1,206	2,025	(1,869)
Assets	29,797	68,381	14,850	28,932	141,960
Depreciation expense	247	954	121	136	1,458
Property, plant and equipment
additions	82	372	7	11	472

For the three months ended April 5, 2003

Net sales	$50,467	$47,915	$18	$887	$99,287
Income (loss) before income taxes	4,440	(1,445)	1,310	(2,271)	2,034
Assets	42,095	64,351	13,060	27,840	147,346
Depreciation expense	337	950	89	165	1,541
Property, plant and equipment
additions	55	305	65	22	447

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's first fiscal quarter in 2004 consisted of a thirteen-week period ending April 3, 2004. The first quarter in 2003 consisted of a fourteen-week period ending April 5, 2003, as the Company uses a 52/53-week year. During the first quarter of 2004, the Company experienced a significant decrease in net sales to its wholesale customers, and reduced retail sales due to one less week of retail sales in 2004. The wholesale and retail business units experienced relatively weak product "sell-through," which put pressure on gross profit margins.

The Company's wholesale business was adversely affected by several factors, including the decision of a major customer to close 146 retail stores in January, 2004, softer Spring 2004 unit bookings and margin support required to assist our wholesale customers in flowing product through their stores.

While the Company experienced a 1.1% comparable store sales growth in its retail business unit, net sales for the first quarter of 2003 included an extra week. Further, aggressive markdowns taken to support sales levels and liquidate excess inventory had an adverse impact on gross margin.

The cost containment initiatives taken by the Company in 2003 resulted in reduced SG&A costs, despite the fact that the Company is operating additional retail stores as of April 3, 2004, compared to April 5, 2003.

Sales of Genuine Kids from Oshkosh product, available exclusively at Target stores, generated royalty income in the first quarter of 2004, following a successful launch of the line in July 2003. Other license income from the Oshkosh B'Gosh label, both domestically and internationally, was affected by the same pressures as our wholesale business and is comparable with license income earned in the first quarter of 2003.

The Company is currently rolling out its Family Lifestyle Stores, with two store openings near the end of the first quarter, and additional store openings scheduled for the second quarter. The Company's solid balance sheet with no long term debt and sufficient working capital leaves the Company well positioned to invest in the expansion of its Lifestyle brand.

A more detailed analysis of the Company's results of operations and financial condition follows:

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company statement of operations data expressed as a percentage of net sales.

	As a Percentage of
	Net Sales for the Three Months Ended

	April 3, 2004	April 5, 2003

Net Sales	100.0%	100.0%
Cost of products sold	61.3%	59.0%

Gross profit	38.7%	41.0%
Selling, general and administrative expenses	46.0%	41.1%
Royalty income, net	(3.6%)	(2.2%)
(Gain) loss on sale of assets	(1.3%)	.1%

Operating income (loss)	(2.4%)	2.0%
Other income (expense) -- net	--	--

Income (loss) before income taxes	(2.4%)	2.0%
Income taxes (benefit)	(.9%)	0.7%

Net income (loss)	(1.5%)	1.3%

Net Sales

The Company's net sales for the first quarter of 2004 and 2003 are summarized as follows:

	Net Sales (in millions)

	Domestic

	Wholesale	Retail	Other	Total

Three months ended:
April 3, 2004	$32.1	$46.5	$0.9	$79.5
April 5, 2003	50.5	47.9	0.9	99.3

Increase (decrease)	$(18.4)	$(1.4)	$--	$(19.8)

Percent increase (decrease)	(36.4%)	(2.9%)	--	(19.9%)

The Company's domestic wholesale units shipments in the first quarter of 2004 were approximately 31.2 % less than the comparable quarter in 2003. There are several factors which contributed to this decline. As previously announced, one of the Company's significant customers closed 146 retail stores in January 2004 and cancelled its 2004 orders for these stores. The Company also experienced reduced bookings for its Spring 2004 fashion product offering, as wholesale customers continue to take a cautious approach to their inventory positions. Wholesale sales in dollars decreased by $18.4 million (36.4%) due to the impact of reduced unit shipments and a small decrease in the average unit selling price, in addition to higher promotional support to our wholesale customers to assist in the effective flow of product through the retail channels during a challenging season.

The Company's retail sales for the first quarter of 2004 were $1.4 million (2.9%) less than the first quarter of 2003. Due in part to an aggressive promotional pricing strategy, the Company experienced a 1.1% comparable store sales increase, based on the comparable thirteen-week periods in 2003 and 2004. The Company was also operating additional stores during the first quarter of 2004 as compared to the first quarter of 2003. However, these factors were more than offset by the effects of a shorter quarter in 2004 due to the Company's 52/53-week fiscal year. 2003 included a fourteen-week retail period as compared to thirteen weeks in 2004.

At April 3, 2004 the Company operated 162 domestic OshKosh retail stores, including 152 factory outlet stores, two showcase stores, five strip mall stores and three Family Lifestyle Stores. The Company opened two Family Lifestyle Stores late in the first quarter of 2004 and closed five under-performing retail outlet stores in January 2004. The impact of these closings is immaterial to the Company's consolidated financial statements. At April 5, 2003, the Company operated a total of 156 domestic OshKosh retail stores.

Gross Profit

The Company's gross profit margin as a percent of sales was 38.7% in the first quarter of 2004, compared to 41.0% in the first quarter of 2003. The decrease in gross profit margin was due primarily to an increase in margin support to our wholesale customers, tighter initial margins as a result of continued selling price deflation not fully offset by product cost reductions, and an aggressive promotional pricing policy taken in our retail outlet stores to liquidate excess inventory and to support sales.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the first quarter of 2004 decreased $4.2 million (10.3%) compared to the first quarter of 2003. As a percentage of net sales, SG&A expenses were 46.0% for the first quarter of 2004 as compared to 41.1% for the first quarter of 2003. The ratio of SG&A expenses to sales is directly affected by our substantially lower sales level in 2004. The decrease in expenses relates primarily to cost cutting measures taken to align our corporate support functions with current business activities, partially offset by growth in the Company's retail operations compared to the first quarter of 2003. During the first quarter of 2004, the Company incurred approximately $2.0 million to support the Target license initiative and to further develop our Family Lifestyle Store concept. During the first quarter of 2003, the Company invested approximately $3.2 million in the development of these initiatives.

Royalty Income

The Company licenses a childrens apparel line under the Genuine Kids from OshKosh trademark which is available exclusively in Target stores. The Company is responsible for all product design activities associated with this product. Genuine Kids product was introduced in Target stores in July 2003. The Company earned royalty income of $.8 million based on sales of Genuine Kids licensed product during the first quarter of 2004.

The Company also continues to license the OshKosh B'Gosh and related trademarks domestically and internationally.

Domestically, royalty income relates to product extensions including footwear, hosiery, underwear, juvenile products and certain outerwear. Royalty income from domestic licenses totaled $.6 million in the first quarter of 2004, compared to $.8 million in the first quarter of 2003. The reduction in domestic royalty income is primarily attributable to reduced sales of licensed juvenile products and outerwear, which are generally distributed in the same channels as the OshKosh B'Gosh apparel product.

Internationally, the Company receives royalty income for the use of its trademarks in key international markets, including Japan, Europe, Australia and Canada. Royalty income of $1.5 million for the first quarter of 2004 is comparable with royalties earned during the first quarter of 2003.

Gain on Sale of Assets

The Company sold its vacant distribution center in Oshkosh, Wisconsin during the first quarter of 2004, resulting in a gain of approximately $1.1 million.

Operating Results

As a result of the factors described above, the Company's operating results declined to a $1.9 million loss for the first quarter of 2004, as compared to income of $2.1 million for the first quarter of 2003.

Other Income (Expense) - Net

The Company's net other income (expense) for the first quarter of 2004 and first quarter of 2003 was not material.

Income Taxes

The Company's effective tax rate for the first quarter of 2004 was 36.0% compared to 37.0% in 2003.

Net Income (Loss)

The Company experienced a net loss for the three months ended April 3, 2004 of $1.2 million, $2.5 million less than net income for the three months ended April 5, 2003 of $1.3 million. Diluted earnings (loss) per share were ($.10), a decrease from 2003 first quarter diluted earnings per share of $.11.

SEASONALITY OF BUSINESS

The Company's business continues to be seasonal, with highest sales and income in the second half of the year, which includes significant wholesale shipping periods and a major retail selling season at its retail stores. Sales and income during the first half of the year are less than the second half of the year because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2004 quarterly sales and income.

Financial Position, Capital Resources and Liquidity

At April 3, 2004, the Company's cash and cash equivalents were $17.4 million, compared to $23.9 million at the end of 2003 and $18.9 million at April 5, 2003. The decrease in cash and cash equivalents at April 3, 2004 compared with January 3, 2004 relates primarily to a reduction in accounts payable and accrued liabilities. Net working capital at April 3, 2004 was $68.5 million compared to $69.9 million at January 3, 2004, and $70.0 million at April 5, 2003. Accounts receivable at April 3, 2004 were $14.2 million compared to $16.7 million at January 3, 2004, and $19.7 million at April 5, 2003. The changes in account receivable levels relate primarily to the reduction in wholesale sales during the first quarter of 2004.

Inventories at April 3, 2004 were $62.2 million, compared to $61.4 million at January 3, 2004, and $62.6 million at April 5, 2003. Inventory levels are influenced by remaining Spring and Summer fashion products resulting from cancellations of orders by a major customer and the introduction of adult Lifestyle products to support our expansion of Family Lifestyle stores. The Company is continuing to execute a plan to orderly liquidate excess inventory levels.

Cash used in operations amounted to approximately $6.6 million in the first quarter of 2004, compared to $13.2 million in the first quarter of 2003. During 2003, the Company consumed operating cash related to a build-up of inventory levels. During 2004, inventory levels remained comparable with year-end levels.

Cash provided by investing activities totaled $1.3 million of cash in the first quarter of 2004 compared to a use of $.7 million in 2003. Capital expenditures were $.5 million in the first quarter of 2004 relating primarily to initial costs of Family Lifestyle Store build-out costs. Proceeds from disposal of assets relates primarily to the sale of the vacant Oshkosh distribution center in the first quarter of 2004.

Cash used in financing activities totaled $1.2 million in the first quarter of 2004, compared to $3.4 million in the first quarter of 2003. The Company's primary financing activities in 2004 consisted of cash dividends. In 2003, primary financing activities consisted of cash dividends and common stock repurchases.

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program. The Company did not repurchase any common stock during the first quarter of 2004. The Company has 151,200 shares of its Class A common stock available to be repurchased under its current repurchase program.

The Company has an unsecured credit agreement with a number of banks that provides a $75 million credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The credit facility expires October 28, 2004. The Company intends to renew this credit agreement before its expiration.

There were no outstanding borrowings on existing credit facilities at April 3, 2004, January 3, 2004 or April 5, 2003. The Company continues to rely on this credit facility to support its acquisition of inventory under letters of credit.

The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures and business development needs.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company's contractual obligations disclosure in its Annual Report on Form 10-K for the year ended January 3, 2004 has been updated to reflect the extension of numerous outlet store leases, as well as the successful negotiation of several Family Lifestyle Store leases, partially offset by lease payments during the first quarter.

Operating lease payments due by period are as follows:

(In thousands)

Less than 1 year	$13,519
1-3 years	25,516
4-5 years	12,857
After 5 years	10,968

Total obligation	$62,860

As of April 3, 2004, the Company remains obligated under commercial commitments for merchandise letters of credit of approximately $8.2 million and standby letters of credit of $.7 million. All of these commitments expire within one year.

There have been no other material changes to the Company's contractual and commercial obligations from the amounts disclosed in its 2003 Annual Report.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company's 2003 Annual Report.

Critical accounting policies are those that are most important to the presentation of the Company's financial condition and the results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties. The Company's most critical accounting policies pertain to revenue recognition, net accounts receivable, inventories, accrued expenses, income taxes and stock-based compensation. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company's Annual Report on Form 10-K for the year ended January 3, 2004. There were no significant changes in the application of critical accounting policies or estimates during the first quarter of 2004. Management must use informed judgments and best estimates to properly apply these critical accounting policies. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

FORWARD OUTLOOK

The Company currently projects 2004 net sales will be in the range of $390 million to $410 million and 2004 earnings per share will be in the range of $.75 to $.95. The Company's booked orders in dollars for the 2004 Summer and Fall/Back-to-School seasons are below orders booked in dollars for the comparable 2003 seasons. The Company believes that booking reductions are due primarily to the loss of a significant customer. The promotional environment that exists in our wholesale business is likely to continue well into 2004.

The Company is currently planning comparable store sales in our retail business unit to be flat in mid-2004, gradually improving to low single digit increases over the remainder of 2004. Two new retail outlet stores are expected to be opened during 2004, and the Company expects to experience incremental sales in stores opened during 2003.

The Company is actively rolling out its retail Family Lifestyle Store concept and has signed leases for eight new locations. The Company intends to open a total of 14 Family Lifestyle Stores during 2004. Of the eight new locations, three have opened, three stores are scheduled to open during the second quarter of the year and the next two stores will open during the remainder of the year as the leased spaces become available.

The Company anticipates that royalty income from Domestic and International use of OshKosh B'Gosh and related trademarks for 2004 will be comparable with 2003 amounts. The Genuine Kids licensing arrangement will generate royalty income throughout the entire year. However, due to the seasonal nature of children's apparel sales, we anticipate that this royalty income will be greater in the second half of the year.

For the entire year, capital expenditures are currently expected to total $8.0-9.0 million, due primarily to anticipated Family Lifestyle Store build-out costs. The Company is currently budgeting depreciation and amortization for 2004 of $7.0 million. The Company's effective tax rate is expected to be approximately 36.5% for 2004.

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

Among the factors that could cause actual results to materially differ include the level of consumer spending for apparel, particularly in the children's wear segment, the impact of deflation on children's wear apparel prices; risks associated with competition in the market place, including the financial condition of and consolidations, restructurings and other ownership changes in, the apparel and related products industry and the retail industry, the introduction of new products or pricing changes by the Company's competitors, and the Company's ability to remain competitive with respect to product, service and value; risks associated with the Company's dependence on sales to a limited number of large department and specialty store customers, including risks related to customer requirements for vendor margin support, as well as risks related to extending credit to large customers; risks associated with possible deterioration in the strength of the retail industry, including, but not limited to, business conditions and the economy, natural disasters, and the unanticipated loss of a major customer; risks related to the failure of Company suppliers to timely deliver needed raw materials, risks associated with importing its products into the United States under current and future customs and quota rules and regulations, risks associated with using a global transportation matrix and the Company's ability to correctly balance the level of its commitments with actual orders; risks associated with terrorist activities as well as risks associated with foreign operations including global disease management; risks related to the Company's ability to defend and protect its trademarks and other proprietary rights and other risks related to managing intellectual property issues. In addition, the inability to ship Company products within agreed time frames due to unanticipated manufacturing, distribution system or freight carrier delays or the failure of Company contractors to deliver products within scheduled time frames are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Africa, Mexico and Central America. If financial, political or other related difficulties were to adversely impact the Company's contractors in these regions, it could disrupt the supply of product contracted for by the Company.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company's Annual Report on Form 10-K includes an expanded discussion that further highlights some of the risks that affect the financial success of the Company. Because it is not possible to determine the impact of these factors or changes in these factors, these risks and uncertainties may affect the Company's operating results in future periods. During the quarter, there have been no significant changes in the business risks that affect our Company. Please refer to the 2003 Annual Report on Form 10-K for an additional discussion of these risks.

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

Foreign Currency Risk

The Company contracts for the manufacture of apparel with contractors in Asia, Africa, Central America, and Mexico. While these contracts are stated in terms of U.S. dollars, there can be no assurance that the cost for the production of the Company's products will not be affected by exchange fluctuations between the United States and the local currencies of these contractors. Due to the number of currencies involved, the Company cannot quantify the potential impact of future currency fluctuations on net income in future years. The Company does not hedge its exchange rate risk.

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

32.2  Section 906 of the Sarbanes-Oxley Act Certification by the Chief Executive
         Officer

32.2  Section 906 of the Sarbanes-Oxley Act Certification by the Vice President
         Finance, Treasurer and Chief Financial Officer

(b) Reports on Form 8-K

On February 4, 2004, OshKosh B'Gosh, Inc. filed a report on Form 8-K accompanying its press release announcing certain financial results for the fourth quarter and year ended January 3, 2004.

On February 18, 2004, OshKosh B'Gosh, Inc. filed a report on Form 8-K to accompany its press release announcing that David L. Omachinski has been promoted to President and Chief Operating Officer and that Michael L. Heider has been promoted to Vice President Finance, Treasurer and Chief Financial Officer.

On April 21, 2004, Oshkosh B'Gosh, Inc. filed a report on Form 8-K accompanying its press release announcing certain financial results for the first quarter ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH B'GOSH, INC.

Date: April 21, 2004	By:	/S/ DOUGLAS W. HYDE

Douglas W. Hyde
Chairman of the Board and
Chief Executive Officer

Date: April 21, 2004	By:	/S/MICHAEL L. HEIDER

Michael L. Heider
Vice President Finance, Treasurer and Chief Financial Officer