Form 10-Q
period 2004-07-03
OSHKOSH B GOSH INC
filed 2004-07-23
CIK 75042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2004

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

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes     X        No      .

As of July 15, 2004, there were outstanding 9,569,355 shares of Class A Common Stock and 2,183,076 shares of Class B Common Stock.

FORM 10-Q
OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	July 3, 2004	January 3, 2004*

	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$6,490	$23,931
Accounts receivable, net	14,048	16,669
Inventories	74,515	61,358
Prepaid expenses and other current assets	10,505	8,316
Deferred income taxes	8,300	10,100

Total current assets	113,858	120,374

Property, plant and equipment	74,402	72,416
Less accumulated depreciation and amortization	51,129	48,720

Net property, plant and equipment	23,273	23,696

Non-current deferred income taxes	2,250	2,000
Other assets	5,280	5,855

Total assets	$144,661	$151,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$19,259	$16,961
Accrued liabilities	29,322	33,552

Total current liabilities	48,581	50,513

Employee benefit plan liabilities	13,127	13,647

Shareholders' equity
Preferred stock	--	--
Common stock:
Class A	96	94
Class B	22	22
Additional paid-in capital	3,321	--
Retained earnings	82,321	87,649
Unearned compensation under restricted stock plan	(2,807)	--

Total shareholders' equity	82,953	87,765

Total liabilities and shareholders' equity	$144,661	$151,925

*Condensed from audited financial statements. See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended

	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Net Sales	$83,081	$84,546	$162,588	$183,833

Cost of products sold	51,309	53,846	100,018	112,429

Gross profit	31,772	30,700	62,570	71,404

Selling, general and administrative expenses	36,966	35,527	73,560	76,345
Royalty income, net	(2,594)	(1,953)	(5,457)	(4,166)
(Gain) loss on sale of assets	(64)	(28)	(1,101)	10

Operating loss	(2,536)	(2,846)	(4,432)	(785)

Other income (expense):
Interest expense	(51)	(183)	(100)	(257)
Interest income	46	54	113	96
Miscellaneous	--	--	9	5

Other income (expense) - net	(5)	(129)	22	(156)

Loss before income taxes	(2,541)	(2,975)	(4,410)	(941)

Income tax benefit	(928)	(1,101)	(1,601)	(348)

Net loss	$(1,613)	$(1,874)	$(2,809)	$(593)

Net loss per common share
Basic	$(0.14)	$(0.16)	$(0.24)	$(0.05)
Diluted	$(0.14)	$(0.16)	$(0.24)	$(0.05)

Weighted average common shares outstanding
Basic	11,751	11,869	11,722	11,893
Diluted	11,751	11,869	11,722	11,893

Cash dividends per common share
Class A	$0.110	$0.070	$0.220	$0.140
Class B	$0.095	$0.060	$0.190	$0.120

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six-Month Period Ended

	July 3, 2004	July 5, 2003

Cash flows from operating activities
Net loss	$(2,809)	$(593)
Depreciation and amortization	3,143	3,431
Deferred income taxes	1,550	3,250
Income tax benefit from stock options exercised	16	254
Items in net loss not affecting cash and cash equivalents	(1,262)	149
Changes in current assets	(12,725)	(20,804)
Changes in current liabilities	(1,932)	(8,216)

Net cash used in operating activities	(14,019)	(22,529)

Cash flows from investing activities
Additions to property, plant and equipment	(2,903)	(1,391)
Proceeds from disposal of assets	2,068	126
Changes in other assets	(210)	(375)

Net cash used in investing activities	(1,045)	(1,640)

Cash flows from financing activities
Short-term borrowings	--	3,900
Dividends paid	(2,519)	(1,622)
Net proceeds from issuance of common shares	142	358
Repurchase of common shares	--	(2,801)

Net cash used in financing activities	(2,377)	(165)

Net decrease in cash and cash equivalents	(17,441)	(24,334)

Cash and cash equivalents at beginning of period	23,931	36,198

Cash and cash equivalents at end of period	$6,490	$11,864

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 1. BASIS OF PREPARATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of July 3, 2004, and the results of operations for the three-month and six-month periods ended July 3, 2004 and July 5, 2003 and cash flows for the six-month periods ended July 3, 2004 and July 5, 2003. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENT

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share" ("EITF 03-6"). EITF 03-6 provides guidance in determining when the two-class method, as defined in Statement of Financial Accounting Standards No. 128, "Earnings per Share" must be utilized in calculating earnings per share.

The Company maintains two classes of common stock -- Class A and Class B common stock. Shares of Class B common stock may be converted to an equal number of Class A common shares, without restriction. The Company's common stock authorization provides that dividends must be paid on both the Class A and Class B common stock at any time that dividends are paid on either. Whenever dividends ( other than dividends of Company stock) are paid on the common stock, each share of Class A common stock is entitled to receive 115% of the dividend paid on each share of Class B common stock.

The Company adopted the provisions of EITF 03-6 in the quarter ended July 3, 2004 which may, in periods of income, require separate presentation of basic earnings per common share under the two-class method. However, the Company incurred a net loss for the three-month and six-month periods ending July 3, 2004 and July 5, 2003. In loss periods, the if-converted method, as previously presented, continues to apply. In addition, basic and diluted weighted average common shares outstanding are the same as potentially dilutive shares are antidilutive in loss periods.

NOTE 3. INVENTORIES

A summary of inventories follows:

	July 3, 2004	January 3, 2004

Finished goods	$58,688	$51,750
Work in process	12,981	8,817
Raw materials	2,846	791

Total	$74,515	$61,358

The replacement cost of inventory exceeds the above LIFO costs by $10,515 at July 3, 2004 and January 3, 2004.

NOTE 4. PENSION PLANS

The Company accounts for its defined benefit pension plans under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," including the enhanced disclosures outlined in Statement of Financial Accounting Standards No. 132R, "Employers' Disclosure about Pensions and other Postretirement Benefits."

The Company's net periodic pension cost is comprised of the following components:

	Three Months Ended		Six Months Ended

	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Service cost	$651	$500	$1,226	$1,092
Interest cost	814	713	1,544	1,402
Expected return on assets	(887)	(685)	(1,762)	(1,463)
Amortization of prior service costs	81	81	162	162
Recognized actuarial gain (loss)	15	(38)	40	(26)

Net periodic pension cost	$674	$571	$1,210	$1,167

During the first quarter of 2004, the Company made a $400 contribution to one of its defined benefit pension plans.  The Company's 2004 minimum and maximum funding levels for its qualified defined benefit pension plans are $0 and $7,642, respectively.  The Company intends to fund the qualified plans annually in an amount sufficient to have plan assets exceed the accumulated benefit obligation at year end while remaining in compliance with federal laws and regulations.

The assumptions used in the valuation of the Company's pension plans and the target investment allocations have remained the same as those disclosed in the Company's 2003 annual report.

NOTE 5. COMMON STOCK

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

The OshKosh B'Gosh, Inc. 2004 Incentive Stock Plan as adopted by the Board of Directors on February 17, 2004, was approved by the Company's shareholders at its annual shareholders' meeting on May 4, 2004. The Plan permits stock option and restricted stock grants covering a maximum of 1,350,000 shares of Class A Common Stock, after it becomes effective August 1, 2004. The Company's existing Incentive Stock Plans will expire in August 2004 with approximately 250,000 shares available for grant. Stock options granted under these plans generally have ten-year terms and vest ratably over a four-year period following date of grant.

The following pro forma information regarding net loss and net loss per share required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003, respectively: risk-free interest rates of 4.13% and 3.90%; annual dividends of $0.44 and $0.28; volatility factors of the expected market price of the Company's common stock of 0.429 and 0.364; and a weighted-average expected life of the option of approximately eight years. Changes in these subjective assumptions can significantly affect the fair value calculations.

The estimated fair values of the options are amortized to expense over the options' vesting periods:

	Three-Months Ended		Six-Months Ended

	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Net loss as reported	$(1,613)	$(1,874)	$(2,809)	$(593)
Add: Stock based compensation included in net loss as reported, net of related tax effects	114	46	228	77
Deduct stock based compensation determined under fair value based methods for all awards, net of related tax effects	(477)	(479)	(911)	(939)

Pro forma net loss	(1,976)	(2,307)	(3,492)	(1,455)
Net loss per common share as reported
Basic	(0.14)	(0.16)	(0.24)	(0.05)
Diluted	(0.14)	(0.16)	(0.24)	(0.05)
Pro forma net loss per common share
Basic	(0.17)	(0.19)	(0.30)	(0.12)
Diluted	(0.17)	(0.19)	(0.30)	(0.12)

Restricted Stock

On February 10, 2004, the Company issued 129,700 shares of restricted stock to certain key employees. The restrictions lapse over four years based on attainment of certain financial performance targets and continued employment. Unearned compensation under the restricted stock plan as reflected on the Balance Sheet was recorded based on the fair market value of the shares issued. Under APB No. 25, compensation expense is reflected over the period in which services are performed and when the financial performance targets have been met.

NOTE 6. SEGMENT REPORTING

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

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows (in thousands):

	Domestic			All Other/
	Wholesale	Retail	Procurement	Corporate	Total

For the three months ended July 3, 2004

Net sales	$29,048	$53,474	$8	$551	$83,081
Income (loss) before income taxes	177	(4,196)	192	1,286	(2,541)
Assets	26,710	80,786	21,970	15,195	144,661
Depreciation expense	245	980	94	123	1,442
Property, plant and equipment
additions	78	2,338	9	6	2,431

For the three months ended July 5, 2003

Net sales	$32,703	$51,223	$45	$575	$84,546
Income (loss) before income taxes	(843)	(439)	(918)	(775)	(2,975)
Assets	48,805	69,061	15,578	13,752	147,196
Depreciation expense	339	965	135	171	1,610
Property, plant and equipment
additions	248	590	68	38	944

For the six months ended July 3, 2004

Net sales	$61,160	$99,988	$66	$1,374	$162,588
Income (loss) before income taxes	543	(9,662)	1,398	3,311	(4,410)
Assets	26,710	80,786	21,970	15,195	144,661
Depreciation expense	492	1,934	215	259	2,900
Property, plant and equipment
additions	160	2,710	16	17	2,903

For the six months ended July 5, 2003

Net sales	$83,170	$99,138	$63	$1,462	$183,833
Income (loss) before income taxes	3,597	(1,884)	392	(3,046)	(941)
Assets	48,805	69,061	15,578	13,752	147,196
Depreciation expense	676	1,915	224	336	3,151
Property, plant and equipment
additions	303	895	133	60	1,391

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's wholesale business was adversely affected by two primary factors, which included the decision of a major customer to close 146 retail stores in January 2004 and softer Summer 2004 unit bookings.

While the Company experienced a 1.6% second quarter comparable store sales increase and a 1.3% year-to-date comparable store sales increase in its retail business unit, aggressive markdowns taken to support sales levels and liquidate excess inventory continued to pressure gross margins.

The Company opened five Lifestyle stores during the quarter. Operating costs for these additional stores were offset in part by cost containment initiatives taken by the Company in 2003.

Sales of Genuine Kids from Oshkosh product, available exclusively at Target stores, generated royalty income in the second quarter of 2004 of approximately $0.8 million. This line was introduced at Target stores in July 2003. Accordingly, comparable royalty income was not reflected in the operating results for the first six months of 2003. Other license income from the Oshkosh B'Gosh label, both domestically and internationally, was affected by the same pressures as our wholesale business and is generally comparable with license income earned in the second quarter of 2003.

The Company's solid balance sheet with no long-term debt and sufficient working capital leaves the Company well-positioned to invest in the expansion of its Lifestyle brand.

A more detailed analysis of the Company's results of operations and financial condition follows:

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company statement of operations data expressed as a percentage of net sales.

	As a Percentage of Net Sales for the
	Three-Month Period Ended		Six-Month Period Ended

	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	61.8%	63.7%	61.5%	61.2%

Gross profit	38.2%	36.3%	38.5%	38.8%
Selling, general and administrative expenses	44.5%	42.0%	45.2%	41.5%
Royalty income, net	(3.1%)	(2.3%)	(3.4%)	(2.3%)
(Gain) loss on sale of assets	(0.1%)	--	(0.6%)	--

Operating loss	(3.1%)	(3.4%)	(2.7%)	(0.4%)
Other income (expense) -- net	--	(0.1%)	--	(0.1%)

Loss before income taxes	(3.1%)	(3.5%)	(2.7%)	(0.5%)
Income tax benefit	(1.2%)	(1.3%)	(1.0%)	(0.2%)

Net loss	(1.9%)	(2.2%)	(1.7%)	(0.3%)

The Company's net sales for the second quarter of 2004 and 2003 are summarized as follows:

	Net Sales (in millions)

	Domestic

	Wholesale	Retail	Other	Total

Three months ended:
July 3, 2004	$29.0	$53.5	$0.6	$83.1
July 5, 2003	32.7	51.2	0.6	84.5

Increase (decrease)	$(3.7)	$2.3	$--	$(1.4)

Percent increase (decrease)	(11.3%)	4.5%	--	(1.7%)

Six months ended:
July 3, 2004	$61.1	$100.0	$1.5	$162.6
July 5, 2003	83.2	99.1	1.5	183.8

Increase (decrease)	$(22.1)	$0.9	$--	$(21.2)

Percent increase (decrease)	(26.6%)	0.9%	--	(11.5%)

SECOND QUARTER RESULTS

Net Sales

The Company's domestic wholesale unit shipments in the second quarter of 2004 were approximately 10.2% less than the comparable quarter in 2003, as a result of two primary factors. As previously announced, one of the Company's significant customers closed 146 retail stores in January 2004. The Company also experienced reduced bookings for its Summer 2004 fashion product offering, as wholesale customers continue to take a cautious approach to their inventory positions. Wholesale sales in dollars decreased by $3.7 million (11.3%) due to the impact of reduced unit shipments and a slight decrease in the average unit selling price.

The Company's retail sales for the second quarter of 2004 were $2.3 million (4.5%) greater than the second quarter of 2003. The Company experienced a 1.6% comparable store sales increase for the second quarter. Additional sales were contributed by stores opened subsequent to July 5, 2003.

The Company opened five Family Lifestyle Stores and one outlet store in the second quarter of 2004. At July 3, 2004 the Company operated 168 domestic OshKosh retail stores, including 153 factory outlet stores, two showcase stores, five strip mall stores and eight Family Lifestyle Stores. At July 5, 2003, the Company operated a total of 158 domestic OshKosh retail stores.

Gross Profit

The Company's gross profit margin as a percent of sales was 38.2% in the second quarter of 2004, compared to 36.3% in the second quarter of 2003. The Company experienced a slight uptick in its initial gross profit margin during the second quarter of 2004, as compared with the second quarter of 2003. However, the Company continues to provide margin support to wholesale customers and maintains a promotional pricing policy in its retail outlet stores to support sales. These factors continue to pressure the Company's gross profit margin.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the second quarter of 2004 increased $1.4 million (4.1%) compared to the second quarter of 2003. As a percentage of net sales, SG&A expenses were 44.5% for the second quarter of 2004 as compared to 42.0% for the second quarter of 2003. The increase in expenses relates primarily to growth in the Company's Lifestyle stores and other retail outlet stores compared to the second quarter of 2003, partially offset by cost cutting measures taken to align our corporate support functions with current business activities.

Royalty Income

The Company licenses a children's apparel line under the Genuine Kids from OshKosh trademark, which is available exclusively in Target stores. The Company is responsible for all product design activities associated with this product. Genuine Kids product was introduced in Target stores in July 2003. The Company earned royalty income of $0.8 million based on sales of Genuine Kids licensed product during the second quarter of 2004.

The Company also continues to license the OshKosh B'Gosh and related trademarks domestically and internationally.

Domestically, royalty income relates to product extensions including footwear, hosiery, underwear, juvenile products and certain outerwear. Royalty income from domestic licenses totaled $0.4 million in the second quarter of 2004, compared to $0.6 million in the second quarter of 2003. The reduction in domestic royalty income is primarily attributable to reduced sales of licensed juvenile products and outerwear, which are generally distributed in the same channels as the OshKosh B'Gosh apparel product.

Internationally, the Company receives royalty income for the use of its trademarks in key international markets, including Japan, Europe, Australia and Canada. Royalty income of $1.4 million for the second quarter of 2004 is comparable with royalties earned during the second quarter of 2003.

Operating Results

As a result of the factors described above, the Company's operating results reflected a $2.5 million loss for the second quarter of 2004, as compared to a $2.8 million loss for the second quarter of 2003.

Other Income (Expense) - Net

The Company's net other income (expense) for the second quarter of 2004 and second quarter of 2003 was not material.

Income Taxes

The Company's effective tax rate (benefit) for the second quarter of 2004 was 36.5% compared to 37.0% in 2003.

Net Loss

The Company experienced a net loss for the three months ended July 3, 2004 of $1.6 million compared to a $1.9 million loss for the three months ended July 5, 2003. Loss per share of $0.14 for the three months ended July 3, 2004 compares to a loss of $0.16 per share for the three months ended July 5, 2003.

YEAR-TO-DATE RESULTS

Net Sales

The Company's domestic wholesale unit shipments for the six-month period ended July 3, 2004 were approximately 22.8% less than the first six months in 2003. There are two major factors which contributed to this decline. As previously announced, one of the Company's significant customers closed 146 retail stores in January 2004 and cancelled its 2004 orders for these stores. The Company also experienced reduced bookings for its Spring and Summer 2004 fashion product offering, as wholesale customers continue to take a cautious approach to their inventory positions. Wholesale sales in dollars decreased by $22.1 million (26.6%) due to the impact of reduced unit shipments and a small decrease in the average unit selling price, in addition to higher promotional support to our wholesale customers to assist in the effective flow of product through the retail channels.

The Company's retail sales for the six-month period ended July 3, 2004 were $0.9 million (0.9%) greater than the first six months of 2003. Due in part to an aggressive promotional pricing strategy, the Company experienced a 1.3% comparable store sales increase. The Company was also operating additional stores during the first six months of 2004 as compared to 2003, including a total of eight Lifestyle stores as of July 3, 2004.

Gross Profit

The Company's gross profit margin as a percent of sales was 38.5% in the six-month period ended July 3, 2004, compared to 38.8% in the first six months of 2003. The decrease in gross profit margin was due primarily to an increase in support to our wholesale customers, and an aggressive promotional pricing policy taken in our retail outlet stores to liquidate excess inventory and to support sales.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the six-month period ended July 3, 2004 decreased $2.8 million (3.6%) compared to the first six months of 2003. As a percentage of net sales, SG&A expenses were 45.2% as compared to 41.5% in the comparable period of 2003. The decrease in expenses relates primarily to cost cutting measures taken to align our corporate support functions with current business activities, partially offset by growth in the Company's retail operations compared to 2003. The decrease in net sales directly impacted SG&A expenses as a percentage of sales.

Royalty Income

The Company licenses a children's apparel line under the Genuine Kids from OshKosh trademark, which is available exclusively in Target stores. The Company is responsible for all product design activities associated with this product. Genuine Kids product was introduced in Target stores in July 2003. The Company earned royalty income of $1.6 million based on sales of Genuine Kids licensed product during the six-month period ended July 3, 2004.

Domestically, royalty income from OshKosh B'Gosh and related trademarks for product extensions including footwear, hosiery, underwear, juvenile products and certain outerwear totaled $1.1 million in the six-month period ended July 3, 2004, compared to $1.3 million for the same period in 2003. The reduction in domestic royalty income is primarily attributable to reduced sales of licensed juvenile products and outerwear, which are generally distributed in the same channels as the OshKosh B'Gosh apparel product.

Internationally, the Company receives royalty income for the use of its trademarks in key international markets, including Japan, Europe, Australia and Canada. Royalty income of approximately $2.8 million for the six-month period ended July 3, 2004 is comparable with royalties earned during the first six months of 2003.

Gain on Sale of Assets

The Company recorded a gain on the sale of assets of $1.1 million in the six-month period ended July 3, 2004. The gain relates primarily to the sale of the Company's vacant distribution center in Oshkosh, Wisconsin during the first quarter of 2004.

Operating Results

As a result of the factors described above, the Company's operating results reflected a $4.4 million loss for the six-month period ended July 3, 2004, as compared to a $0.8 million loss for the comparable period in 2003.

Other Income (Expense) - Net

The Company's net other income (expense) for the six-month period ended July 3, 2004 and the first six months of 2003 was not material.

Income Taxes

The Company's effective tax rate (benefit) for the first six months of 2004 was 36.3% compared to 37.0% in 2003.

Net Loss

The Company experienced a net loss for the six-month period ended July 3, 2004 of $2.8 million, compared to a $0.6 million loss for the six-month period ended July 5, 2003. Loss per share of $0.24 for the six-month period ended July 3, 2004 compares to a loss of $0.05 per share for the six months ended July 5, 2003.

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

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At July 3, 2004, the Company's cash and cash equivalents were $6.5 million, compared to $23.9 million at the end of 2003 and $11.9 million at July 5, 2003. The decrease in cash and cash equivalents at July 3, 2004 compared with January 3, 2004 relates primarily to a seasonal increase in inventory. Net working capital at July 3, 2004 was $65.3 million compared to $69.9 million at January 3, 2004, and $70.0 million at July 5, 2003. Accounts receivable at July 3, 2004 were $14.0 million compared to $16.7 million at January 3, 2004, and $19.7 million at July 5, 2003. The decrease in account receivable levels relates primarily to the reduction in wholesale sales during the second quarter of 2004.

Inventories at July 3, 2004 were $74.5 million, compared to $61.4 million at January 3, 2004, and $72.5 million at July 5, 2003. Due to concerns over the availability of quota over the balance of 2004, the Company modified its sourcing plan to maximize available production in Central America. Customary trade practices in Central America result in the owner of the goods acquiring raw materials and work in process earlier in the production process. This change has resulted in increased raw materials and work in process. The finished goods component of the July 3, 2004 inventory also reflects the addition of adult Lifestyle product to support the growth in the Company's Lifestyle stores during 2004. At July 3, 2004, raw material and work-in-process inventories were approximately $6.8 million greater than at July 5, 2003. Finished goods inventories at July 3, 2004, were approximately $4.8 million lower than prior year levels.

Cash used in operations amounted to approximately $14.0 million in the first six months of 2004, compared to $22.5 million in the comparable period in 2003. During 2003 and 2004, the Company consumed operating cash related to seasonal build-up of inventory levels.

Cash used in investing activities totaled $1.0 million for the first six months of 2004 compared to $1.6 million in 2003. Capital expenditures were $2.9 million for the first six months of 2004 relating primarily to Family Lifestyle Store build-out costs. Proceeds from disposal of assets relate primarily to the sale of the vacant Oshkosh distribution center in early 2004.

Cash used in financing activities totaled $2.4 million for the first six months of 2004, compared to $0.2 million for the first six months of 2003. The Company's primary financing activities in 2004 consisted of cash dividends. In 2003, primary financing activities consisted of cash dividends, common stock repurchases and seasonal short-term borrowings.

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program. The Company did not repurchase any common stock during the first six months of 2004. The Company has 151,200 shares of its Class A common stock available to be repurchased under its current repurchase program.

The Company has an unsecured credit agreement with a number of banks that provides a $75 million credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The credit facility expires October 28, 2004. The Company intends to renew this credit agreement before its expiration.

There were no outstanding borrowings on existing credit facilities at July 3, 2004 or January 3, 2004. At July 5, 2003, $3.9 million was outstanding under an existing credit facility. The Company continues to rely on its credit facilities to support its acquisition of inventory under letters of credit.

The Company believes that these credit facilities, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures and business development needs.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company's contractual obligations disclosure in its Annual Report on Form 10-K for the year ended January 3, 2004 has been updated to reflect the extension of numerous outlet store leases, as well as the addition of several Family Lifestyle Store leases, partially offset by lease payments during the first half of 2004.

Operating lease payments due by period are as follows:

(In thousands)

Less than 1 year	$9,083
1-3 years	26,750
4-5 years	13,807
After 5 years	12,669

Total obligation	$62,309

As of July 3, 2004, the Company remains obligated under commercial commitments for merchandise letters of credit of approximately $13.7 million and standby letters of credit of $0.7 million. All of these commitments expire within one year.

There have been no other material changes to the Company's contractual and commercial obligations from the amounts disclosed in its 2003 Annual Report.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company's 2003 Annual Report.

Critical accounting policies are those that are most important to the presentation of the Company's financial condition and the results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties. The Company's most critical accounting policies pertain to revenue recognition, net accounts receivable, inventories, accrued expenses, income taxes and stock-based compensation. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company's Annual Report on Form 10-K for the year ended January 3, 2004. There were no significant changes in the application of critical accounting policies or estimates during 2004. Management must use informed judgments and best estimates to properly apply these critical accounting policies. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

FORWARD OUTLOOK

The Company continues to project that 2004 net sales will be in the range of $390 million to $410 million and 2004 earnings per share will be in the range of $0.75 to $0.95. The Company's booked orders in dollars for the 2004 Fall/Back-to-School and Holiday seasons are below orders booked in dollars for the comparable 2003 seasons. The Company believes that booking reductions are due primarily to the loss of a significant customer. The promotional environment that exists in our wholesale business is likely to continue throughout 2004.

The Company is currently planning comparable store sales in our retail business unit to continue at low single digit increases over the remainder of 2004. In addition to comparable store increases, the Company expects incremental sales in stores opened during the second half of 2003 and during 2004.

The Company is actively rolling out its retail Family Lifestyle Store concept. The Company has opened or intends to open a total of 14 Family Lifestyle Stores by the end of 2004, including five in regional mall locations. Currently, an initial regional mall location is scheduled to open in the third quarter, with the remaining six stores opening throughout the fourth quarter.

The Company anticipates the Genuine Kids licensing arrangement will generate royalty income slightly in excess of prior year amounts during the second half of 2004. The Company anticipates that royalty income from Domestic and International use of OshKosh B'Gosh and related trademarks for 2004 will be comparable with 2003 amounts.

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

Among the factors that could cause actual results to materially differ include the level of consumer spending for apparel, particularly in the children's wear segment, the impact of deflation on children's wear apparel prices; risks associated with competition in the market place, including the financial condition of and consolidations, restructurings and other ownership changes in, the apparel and related products industry and the retail industry, the introduction of new products or pricing changes by the Company's competitors, and the Company's ability to remain competitive with respect to product, service and value; risks associated with the Company's dependence on sales to a limited number of large department and specialty store customers, including risks related to customer requirements for vendor margin support, as well as risks related to extending credit to large customers; risks associated with possible deterioration in the strength of the retail industry, including, but not limited to, business conditions and the economy, natural disasters, and the unanticipated loss of a major customer; risks related to the failure of Company suppliers to timely deliver needed raw materials, risks associated with importing its products into the United States under current and future customs and quota rules and regulations, which are becoming increasingly stressed, risks associated with using a global transportation matrix including independent truckers, and the Company's ability to correctly balance the level of its commitments with actual orders; risks associated with terrorist activities as well as risks associated with foreign operations including global disease management; risks related to the Company's ability to defend and protect its trademarks and other proprietary rights and other risks related to managing intellectual property issues. In addition, the inability to ship Company products within agreed time frames due to unanticipated manufacturing, distribution system or freight carrier delays or the failure of Company contractors to deliver products within scheduled time frames are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Africa, Mexico and Central America. If financial, political or other related difficulties were to adversely impact the Company's contractors in these regions, it could disrupt the supply of product contracted for by the Company.

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

Foreign Currency Risk

The Company contracts for the manufacture of apparel with contractors in Asia, Africa, Central America and Mexico and other regions of the world. While these contracts are stated in terms of U.S. dollars, there can be no assurance that the cost for the production of the Company's products will not be affected by exchange fluctuations between the United States and the local currencies of these contractors. Due to the number of currencies involved, the Company cannot quantify the potential impact of future currency fluctuations on net income in future years. The Company does not hedge its exchange rate risk.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The registrant's annual meeting of stockholders was held on May 4, 2004 (the "2004 Annual Meeting"). A majority of the shares of each class of the registrant's Common Stock, represented in person or by proxy, was required to constitute a quorum for action to be taken by such class. A total of 8,915,155 shares of Class A Common Stock and 1,865,797 shares of Class B Common Stock were represented, in person or by proxy, at the 2004 Annual Meeting, constituting a quorum of each class.

With respect to the election of Class A Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

Nominee	Votes in favor	Votes withheld	Broker non-votes

Shirley A. Dawe	7,964,281	950,874	0

Robert C. Siegel	7,958,381	956,774	0

With respect to the election of Class B Directors, the following votes were cast in favor of and withheld with respect to the following management nominees:

Nominee	Votes in favor	Votes withheld	Broker non-votes

Douglas W. Hyde	1,794,186	71,611	0

David L. Omachinski	1,794,186	71,611	0

William F. Wyman	1,793,686	72,111	0

Paul A. Lowry	1,794,186	71,611	0

Steven R. Duback	1,794,186	71,611	0

Phoebe A. Wood	1,863,142	2,655	0

Tamara L. Heim	1,863,142	2,655	0

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

With respect to the approval of the OshKosh B'Gosh 2004 Incentive Stock Plan, the Plan was approved by a majority of the Class B shareholders as follows:

Votes in favor	1,721,868
Votes against	116,292
Abstentions	3,952
Broker non-votes	23,685

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
31.1	Certification by the Chief Executive Officer
31.2	Certification by the Vice President Finance, Treasurer and Chief Financial Officer

32.1	Section 906 of the Sarbanes-Oxley Act Certification by the Chief Executive Officer
32.2	Section 906 of the Sarbanes-Oxley Act Certification by the Vice President Finance, Treasurer and Chief Financial Officer

(b) Reports on Form 8-K
On July 21, 2004, Oshkosh B'Gosh, Inc. filed a report on Form 8-K accompanying its press release announcing certain financial results for the second quarter ended July 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSHKOSH B'GOSH, INC.

Date: July 23, 2004	By:	/S/ DOUGLAS W. HYDE

Douglas W. Hyde
Chairman of the Board and Chief Executive Officer

Date: July 23, 2004	By:	/S/MICHAEL L. HEIDER

Michael L. Heider
Vice President Finance, Treasurer and Chief Financial Officer