Form 10-Q
period 2004-10-02
OSHKOSH B GOSH INC
filed 2004-10-20
CIK 75042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2004

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

As of October 15, 2004, there were outstanding 9,584,155 shares of Class A Common Stock and 2,183,026 shares of Class B Common Stock.

FORM 10-Q
OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	October 2, 2004	January 3, 2004*

	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$12,811	$23,931
Accounts receivable, net	18,142	16,669
Inventories	72,604	61,358
Prepaid expenses and other current assets	9,929	8,316
Deferred income taxes	7,800	10,100

Total current assets	121,286	120,374

Property, plant and equipment	75,448	72,416
Less accumulated depreciation and amortization	52,079	48,720

Net property, plant and equipment	23,369	23,696

Non-current deferred income taxes	2,350	2,000
Other assets	5,333	5,855

Total assets	$152,338	$151,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,741	$16,961
Accrued liabilities	32,641	33,552

Total current liabilities	49,382	50,513

Employee benefit plan liabilities	12,789	13,647

Shareholders' equity
Preferred stock	--	--
Common stock:
Class A	96	94
Class B	22	22
Additional paid-in capital	3,616	--
Retained earnings	89,062	87,649
Unearned compensation under restricted stock plan	(2,629)	--

Total shareholders' equity	90,167	87,765

Total liabilities and shareholders' equity	$152,338	$151,925

*Condensed from audited financial statements. See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended

	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003

Net Sales	$115,187	$124,097	$277,775	$307,930

Cost of products sold	69,368	79,441	169,386	191,870

Gross profit	45,819	44,656	108,389	116,060

Selling, general and administrative expenses	36,875	37,400	110,435	113,745
Royalty income, net	(3,556)	(3,679)	(9,013)	(7,845)
(Gain) loss on sale of assets	(60)	14	(1,161)	25

Operating income	12,560	10,921	8,128	10,135

Other income (expense):
Interest expense	(59)	(216)	(159)	(473)
Interest income	24	60	137	156
Miscellaneous	1	2	10	8

Other income (expense) -- net	(34)	(154)	(12)	(309)

Income before income taxes	12,526	10,767	8,116	9,826

Income taxes	4,523	3,984	2,922	3,636

Net income	$8,003	$6,783	$5,194	$6,190

Net income per common share
Basic -- Class A	$0.70	$0.59	$0.45	$0.53
Basic -- Class B	$0.61	$0.51	$0.39	$0.46
Diluted	$0.68	$0.57	$0.44	$0.52

Weighted average common shares outstanding
Basic -- Class A	9,579	9,663	9,552	9,688
Basic -- Class B	2,183	2,193	2,184	2,193
Diluted	11,815	11,968	11,798	12,001

Cash dividends per common share
Class A	$0.110	$0.110	$0.330	$0.250
Class B	$0.095	$0.095	$0.285	$0.215

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine-Month Period Ended

	October 2, 2004	October 4, 2003

Cash flows from operating activities
Net income	$5,194	$6,190
Depreciation and amortization	4,803	5,266
Deferred income taxes	1,950	(100)
Income tax benefit from stock options exercised	42	302
Items in net income not affecting cash and cash equivalents	(1,484)	326
Changes in current assets	(14,332)	(34,553)
Changes in current liabilities	(1,131)	2,594

Net cash used in operating activities	(4,958)	(19,975)

Cash flows from investing activities
Additions to property, plant and equipment	(4,521)	(2,780)
Proceeds from disposal of assets	2,133	129
Changes in other assets	(405)	(445)

Net cash used in investing activities	(2,793)	(3,096)

Cash flows from financing activities
Dividends paid	(3,781)	(2,893)
Net proceeds from issuance of common shares	412	678
Repurchase of common shares	--	(3,845)

Net cash used in financing activities	(3,369)	(6,060)

Net decrease in cash and cash equivalents	(11,120)	(29,131)

Cash and cash equivalents at beginning of period	23,931	36,198

Cash and cash equivalents at end of period	$12,811	$7,067

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 1. BASIS OF PREPARATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of October 2, 2004, and the results of operations for the three-month and nine-month periods ended October 2, 2004 and October 4, 2003 and cash flows for the nine-month periods ended October 2, 2004 and October 4, 2003. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENT

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share" (EITF 03-6). EITF 03-6 provides guidance in determining when the two-class method, as defined in Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" must be utilized in calculating earnings per share.

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

The Company adopted the provisions of EITF 03-6 in the quarter ended July 3, 2004. This pronouncement requires, in periods of income, separate presentation of basic earnings per common share under the two-class method. Prior period amounts have been retroactively presented to conform with the provisions of EITF 03-6. Adoption of EITF 03-6 did not result in a change in the Company's diluted earnings per common share for any of the periods presented as the if-converted method is more dilutive than the two-class method.

NOTE 3. INVENTORIES

A summary of inventories follows:

	October 2, 2004	January 3, 2004

Finished goods	$61,448	$51,750
Work in process	9,466	8,817
Raw materials	1,690	791

Total	$72,604	$61,358

The replacement cost of inventory exceeds the above LIFO costs by $10,515 at October 2, 2004 and January 3, 2004.

NOTE 4. PENSION PLANS

The Company accounts for its defined benefit pension plans under the provisions of SFAS No. 87, "Employers' Accounting for Pensions," including the enhanced disclosures outlined in SFAS No. 132R, "Employers' Disclosure about Pensions and other Postretirement Benefits."

The Company's net periodic pension cost is comprised of the following components:

	Three-Months Ended		Nine-Months Ended

	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003

Service cost	$615	$546	$1,841	$1,638
Interest cost	742	701	2,286	2,104
Expected return on assets	(881)	(732)	(2,644)	(2,194)
Amortization of prior service costs	81	81	243	242
Recognized actuarial gain (loss)	21	(13)	62	(40)

Net periodic pension cost	$578	$583	$1,788	$1,750

During 2004, the Company made contributions totaling $755 to one of its defined benefit pension plans.  The Company's 2004 minimum and maximum funding levels for its qualified defined benefit pension plans are $0 and $7,287, respectively.  The Company intends to fund the qualified plans annually in an amount sufficient to have plan assets exceed the accumulated benefit obligation at year end while remaining in compliance with federal laws and regulations.

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

The OshKosh B'Gosh, Inc. 2004 Incentive Stock Plan as adopted by the Board of Directors on February 17, 2004, was approved by the Company's shareholders at its annual shareholders' meeting on May 4, 2004. The Plan, which became effective August 1, 2004, permits stock option and restricted stock grants covering a maximum of 1,350,000 shares of Class A Common Stock. The Company's prior Incentive Stock Plans expired in August 2004 with approximately 250,000 shares available for grant. Stock options granted under these plans generally have ten-year terms and vest ratably over a four-year period following date of grant.

The following pro forma information regarding net income and income loss per share required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003, respectively: risk-free interest rates of 4.13% and 3.90%; annual dividends of $0.44 and $0.28; volatility factors of the expected market price of the Company's common stock of 0.429 and 0.364; and a weighted-average expected life of the option of approximately eight years. Changes in these subjective assumptions can significantly affect the fair value calculations.

The estimated fair values of the options are amortized to expense over the options' vesting periods.

	Three-Months Ended		Nine-Months Ended

	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003

Net income as reported	$8,003	$6,783	$5,194	$6,190
Add: Stock based compensation included in net income as reported, net of related tax effects	114	45	342	122
Deduct: Stock based compensation determined under fair value based methods for all awards, net of related tax effects	(423)	(422)	(1,340)	(1,360)

Pro forma net income	7,694	6,406	4,196	4,952
Net income per common share as reported
Basic -- Class A	0.70	0.59	0.45	0.53
Basic -- Class B	0.61	0.51	0.39	0.46
Diluted	0.68	0.57	0.44	0.52
Pro forma net income per common share
Basic -- Class A	0.67	0.55	0.37	0.43
Basic -- Class B	0.58	0.48	0.32	0.37
Diluted	0.65	0.54	0.36	0.42

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

NOTE 6. SEGMENT REPORTING

The Company designs, sources and markets apparel products using primarily the OshKosh B'Gosh and related brands. The apparel products are primarily marketed in two distinct distribution channels: domestic wholesale and through Company-owned retail stores including its Family Lifestyle stores. The Company designs and sources product to meet the needs of these distribution channels through a single procurement business unit.

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

Management evaluates the operating performance of each of its business units based on income from operations as well as return on net assets. For this purpose, product is transferred from procurement to the domestic wholesale and retail business units at cost. However, procurement receives a markup on product sold by the Company's wholesale and retail business units. Accounting policies used for segment reporting are consistent with the Company's overall accounting policies, except that inventories are valued on a FIFO basis. In addition, interest income, interest expense, certain corporate office expenses, gain (loss) on sale of assets and the effects of the LIFO inventory valuation method are not allocated to individual business units, and are included in the All Other/Corporate column below.

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows (in thousands):

	Domestic			All Other/
	Wholesale	Retail	Procurement	Corporate	Total

For the three months ended October 2, 2004

Net sales	$41,486	$72,884	$13	$804	$115,187
Income before income taxes	4,504	4,490	860	2,672	12,526
Assets	31,543	82,312	16,971	21,512	152,338
Depreciation expense	245	1,045	92	136	1,518
Property, plant and equipment
additions	130	1,423	59	6	1,618

For the three months ended October 4, 2003

Net sales	$50,023	$73,283	$33	$758	$124,097
Income (loss) before income taxes	2,841	8,090	(1,784)	1,620	10,767
Assets	56,016	74,690	14,622	13,753	159,081
Depreciation expense	335	1,071	135	144	1,685
Property, plant and equipment
additions	57	1,302	28	2	1,389

For the nine months ended October 2, 2004

Net sales	$102,646	$172,872	$79	$2,178	$277,775
Income (loss) before income taxes	5,047	(5,172)	2,258	5,983	8,116
Assets	31,543	82,312	16,971	21,512	152,338
Depreciation expense	737	2,979	307	395	4,418
Property, plant and equipment
additions	290	4,133	75	23	4,521

For the nine months ended October 4, 2003

Net sales	$133,193	$172,421	$96	$2,220	$307,930
Income (loss) before income taxes	6,438	6,206	(1,392)	(1,426)	9,826
Assets	56,016	74,690	14,622	13,753	159,081
Depreciation expense	1,011	2,986	359	480	4,836
Property, plant and equipment
additions	360	2,197	161	62	2,780

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's wholesale sales were adversely affected by the decision of a major customer to close 146 retail stores in January 2004 and softer 2004 unit bookings.

The Company's retail stores experienced a 2.7% third quarter comparable store sales decrease and a 0.4% year-to-date comparable store sales decrease. The comparable store sales decreases are attributable to markdowns taken to support sales levels and liquidate excess inventory.

The Company experienced an increase in its gross margin percentage, due in part to a higher proportion of our own retail sales (with higher gross margins) to total sales and our internal focus on more efficient supply chain execution.

The Company opened an additional Lifestyle store during the quarter. Operating costs for Lifestyle stores opened subsequent to October 4, 2003 were offset by Company cost containment initiatives.

Sales of Genuine Kids from Oshkosh product, available exclusively at Target stores, generated royalty income in the third quarter of 2004 of approximately $1.1 million, compared to $1.3 million in the third quarter of 2003. Other license income from the Oshkosh B'Gosh label, both domestically and internationally, was affected by the same pressures as our wholesale business and is generally comparable with license income earned in the third quarter of 2003.

The Company's balance sheet, with no long-term debt and sufficient working capital, leaves the Company well-positioned to invest in the expansion of its Family Lifestyle store concept.

A more detailed analysis of the Company's results of operations and financial condition follows:

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company statement of operations data expressed as a percentage of net sales.

	As a Percentage of Net Sales for the
	Three-Month Period Ended		Nine-Month Period Ended

	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	60.2%	64.0%	61.0%	62.3%

Gross profit	39.8%	36.0%	39.0%	37.7%
Selling, general and administrative expenses	32.0%	30.1%	39.8%	36.9%
Royalty income, net	(3.1%)	(2.9%)	(3.3%)	(2.5%)
(Gain) loss on sale of assets	--	--	(0.4%)	--

Operating income	10.9%	8.8%	2.9%	3.3%
Other income (expense) -- net	--	(0.1%)	--	(0.1%)

Income before income taxes	10.9%	8.7%	2.9%	3.2%
Income taxes	4.0%	3.2%	1.0%	1.2%

Net income	6.9%	5.5%	1.9%	2.0%

The Company's net sales for the three-month and nine-month periods ended October 2, 2004 and October 4, 2003 are summarized as follows:

	Net Sales (Dollars in millions)

	Domestic

	Wholesale	Retail	Other	Total

Three months ended:
October 2, 2004	$41.5	$72.9	$0.8	$115.2
October 4, 2003	50.0	73.3	0.8	124.1

Decrease	$(8.5)	$(0.4)	$--	$(8.9)

Percent decrease	(17.0%)	(0.5%)	--	(7.2%)

Nine months ended:
October 2, 2004	$102.6	$172.9	$2.3	$277.8
October 4, 2003	133.2	172.4	2.3	307.9

Increase (decrease)	$(30.6)	$0.5	$--	$(30.1)

Percent increase (decrease)	(23.0%)	0.3%	--	(9.8%)

THIRD QUARTER RESULTS

Net Sales

The Company's domestic wholesale unit shipments in the third quarter of 2004 were approximately 20.4% less than the comparable quarter in 2003, as a result of a significant customer closing 146 retail stores in January 2004, reduced bookings for Fall 2004 fashion product and a lower level of "close-out" sales. Wholesale customers continue to take a cautious approach to their inventory positions. Wholesale sales in dollars decreased by $8.5 million (17.0%) due to the impact of reduced unit shipments, offset by a slight increase in the average unit selling price.

The Company's retail sales for the third quarter of 2004 were $0.4 million (0.5%) less than the third quarter of 2003. While additional sales were contributed by Family Lifestyle stores opened subsequent to October 4, 2003, the initial sales impact of these stores did not fully offset a 2.7% comparable store sales decrease for the third quarter. Comparable store sales were impacted by promotional pricing in the Company's outlet stores to drive sales volume and liquidate inventory.

The Company opened one mall-based Family Lifestyle store in the third quarter of 2004. At October 2, 2004 the Company operated 169 domestic OshKosh retail stores, including 153 factory outlet stores, two showcase stores, five strip mall stores and nine Lifestyle stores, including seven stores carrying a full line of Family Lifestyle product. At October 4, 2003, the Company operated a total of 162 domestic OshKosh retail stores.

Gross Profit

The Company's gross profit margin as a percent of sales was 39.8% in the third quarter of 2004, compared to 36.0% in the third quarter of 2003. The Company experienced improvement in its initial profit margin during the third quarter of 2004 as compared with the third quarter of 2003 resulting primarily from Company focus on more efficient supply chain execution including changes to the Company's strategic sourcing plan. The Company also sold fewer closeout units in the third quarter of 2004 compared to the third quarter of 2003. Finally, a growing portion of the Company's net sales came from its retail business at higher gross margins. This shift in retail sales compared to total sales has a positive impact on gross margin percent. However, the Company continues to provide margin support to wholesale customers and maintains a promotional pricing policy in its retail outlet stores to support sales. These factors continue to pressure the Company's gross profit margin.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the third quarter of 2004 decreased $0.5 million (1.4%) compared to the third quarter of 2003. As a percentage of net sales, SG&A expenses were 32.0% for the third quarter of 2004 as compared to 30.1% for the third quarter of 2003. In dollars, the increase in expenses relating to expansion of the Company's Lifestyle stores are fully offset by cost cutting measures taken to align our corporate support functions with current business activities. As a percent of sales, reduced sales volume significantly affected SG&A expenses, despite the reduction in cost in dollars.

Royalty Income

The Company licenses a children's apparel line under the Genuine Kids from OshKosh trademark, which is available exclusively in Target stores. The Company is responsible for all product design activities associated with this product. The Company earned royalty income of $1.1 million based on sales of Genuine Kids licensed product during the third quarter of 2004, compared to $1.3 million in the third quarter of 2003. Sales of Genuine Kids from OshKosh products in 2003 were positively impacted by extensive marketing of the product in conjunction with its launch at Target stores.

The Company also continues to license the OshKosh B'Gosh and related trademarks domestically and internationally. Domestically, royalty income relates to product extensions including footwear, hosiery, underwear, juvenile products and certain outerwear. Royalty income from domestic licenses totaled $0.8 million in the third quarter of 2004, compared to $0.9 million in the third quarter of 2003. The reduction in domestic royalty income is primarily attributable to reduced sales of licensed juvenile products and outerwear, which are generally distributed in the same channels as the OshKosh B'Gosh apparel product.

Internationally, the Company receives royalty income for the use of its trademarks in key international markets, including Japan, Europe, Australia and Canada. Royalty income from international licenses increased $0.2 million to $1.7 million in the third quarter of 2004, compared to $1.5 million in the third quarter of 2003, due primarily to growth in Europe.

Operating Income

Operating income in the Company's wholesale business unit was primarily impacted by reduced sales, offset in part by reduced SG&A expenses needed to support the reduced volume of business. In the Company's retail business unit, operating income was impacted by comparable store sales decreases, additional store operating costs, and design, marketing and start up costs associated with the rollout of the Family Lifestyle stores. Improvements in the Company's operating income for its procurement business unit relate to more efficient supply chain execution. As a result of these factors, the Company's operating income of $12.6 million for the third quarter of 2004 is $1.7 million (15.0%) greater than operating income of $10.9 million for the third quarter of 2003.

Other Income (Expense) - Net

The Company's net other income (expense) for the third quarter of 2004 and third quarter of 2003 was not material.

Income Taxes

The Company's effective tax rate for the third quarter of 2004 was 36.1% compared to 37.0% in 2003.

Net Income

The Company recorded net income for the three months ended October 2, 2004 of $8.0 million, compared to $6.8 million of net income for the three months ended October 4, 2003. Net income per diluted share of $0.68 for the three months ended October 2, 2004 is $0.11 (19.3%) over the reported net income per diluted share of $0.57 for the three months ended October 4, 2003.

YEAR-TO-DATE RESULTS

Net Sales

The Company's domestic wholesale unit shipments for the nine-month period ended October 2, 2004 were approximately 22.0% less than the first nine months in 2003, due to two major factors. A significant customer closed 146 retail stores in January 2004 and cancelled its 2004 orders for these stores. The Company also experienced reduced bookings for its 2004 fashion product offering, as wholesale customers continue to take a cautious approach to their inventory positions. Wholesale sales decreased by $30.6 million (23.0%) due to the impact of reduced unit shipments and a small decrease in the average unit selling price, in addition to higher promotional support to our wholesale customers to assist in the effective flow of product through the retail channels.

The Company's retail sales for the nine-month period ended October 2, 2004 were $0.5 million (0.3%) greater than the first nine months of 2003. The Company experienced a 0.4% comparable store sales decrease primarily attributable to promotional pricing used to drive sales and liquidate excess inventory. The Company was operating additional stores during the first nine months of 2004 as compared to 2003, including a total of nine Lifestyle stores as of October 2, 2004, which offset a sales period that is one week shorter in 2004 due to a 53-week year in 2003.

Gross Profit

The Company's gross profit margin as a percent of sales was 39.0% in the nine-month period ended October 2, 2004, compared to 37.7% in the first nine months of 2003. The increase in gross profit margin was due primarily to an increase in the mix of sales in the Company's retail stores at higher gross margins compared to its wholesale business. An aggressive promotional pricing policy taken in our retail outlet stores to liquidate excess inventory and to support sales continues to impact gross margins.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the nine-month period ended October 2, 2004 decreased $3.3 million (2.9%) compared to the first nine months of 2003. As a percentage of net sales, SG&A expenses were 39.8% as compared to 36.9% in the comparable period of 2003. The decrease in expenses in dollars relates primarily to cost cutting measures taken to align our corporate support functions with current business activities, partially offset by growth in the Company's retail operations compared to 2003. The decrease in net sales directly impacted SG&A expenses as a percentage of sales.

Royalty Income

The Genuine Kids from OshKosh licensed product, available exclusively in Target stores, generated royalty income of $2.7 million based on sales of Genuine Kids licensed product during the nine-month period ended October 2, 2004. Royalty income in 2003 of $1.3 million is entirely attributable to sales of Genuine Kids licensed product in the third quarter of 2003, following the product launch in July, 2003.

Domestically, royalty income from OshKosh B'Gosh and related trademarks for product extensions including footwear, hosiery, underwear, juvenile products and certain outerwear totaled $1.9 million in the nine-month period ended October 2, 2004, compared to $2.2 million for the same period in 2003. The reduction in domestic royalty income is primarily attributable to reduced sales of licensed juvenile products and outerwear, which are generally distributed in the same channels as the OshKosh B'Gosh apparel product.

Internationally, the Company receives royalty income for the use of its trademarks in key international markets, including Japan, Europe, Australia and Canada. Royalty income of approximately $4.4 million for the nine-month period ended October 2, 2004 is comparable with royalties earned during the first nine months of 2003 of $4.3 million.

Gain on Sale of Assets

The Company recorded a gain on the sale of assets of $1.2 million in the nine-month period ended October 2, 2004. The gain relates primarily to the sale of the Company's vacant distribution center in Oshkosh, Wisconsin during the first quarter of 2004.

Operating Income

Operating income in the Company's wholesale business unit was primarily impacted by reduced sales, offset in part by reduced SG&A expenses needed to support the reduced volume of business. In the Company's retail business unit, operating income was impacted by comparable store sales decreases, additional store operating costs, and design, marketing and start up costs associated with the rollout of the Family Lifestyle stores. Improvements in the Company's operating income for its procurement business unit relate to more efficient supply chain execution. Operating income for 2004 also includes a gain on sale of assets. Due to the impact of these factors, the Company recorded operating income of $8.1 million for the nine-month period ended October 2, 2004, as compared to operating income of $10.1 million in the comparable period in 2003.

Other Income (Expense) - Net

The Company's net other income (expense) for the nine-month period ended October 2, 2004 and the first nine months of 2003 was not material.

Income Taxes

The Company's effective tax rate for the first nine months of 2004 was 36.0% compared to 37.0% in 2003.

Net income

The Company recorded net income for the nine-month period ended October 2, 2004 of $5.2 million, compared to $6.2 million of net income for the nine-month period ended October 4, 2003. Net income per diluted share of $0.44 for the nine-month period ended October 2, 2004 is $0.08 (15.4%) less than the $0.52 per diluted share reported for the nine months ended October 4, 2003.

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

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At October 2, 2004, the Company's cash and cash equivalents were $12.8 million, compared to $23.9 million at the end of 2003 and $7.1 million at October 4, 2003. The decrease in cash and cash equivalents at October 2, 2004 compared with January 3, 2004 relates primarily to a seasonal increase in inventory. Accounts receivable at October 2, 2004 were $18.1 million compared to $16.7 million at January 3, 2004, and $31.8 million at October 4, 2003. The decrease in accounts receivable levels from October 4, 2003 relates to reduced wholesale sales and the timing of wholesale shipments in the later portion of the third quarter in 2003.

Inventories at October 2, 2004 were $72.6 million, compared to $61.4 million at January 3, 2004, and $74.4 million at October 4, 2003. Due to concerns over the availability of quota over the balance of 2004, the Company modified its sourcing plan to maximize available production in Central America and made arrangements to obtain Holiday seasonal inventory slightly earlier in the production calendar. The composition of finished goods inventory at October 2, 2004 has a higher portion of Holiday products than at October 4, 2003. In addition, finished goods at October 2, 2004 reflects the addition of adult Lifestyle product to support the Company's Lifestyle stores opened during 2004. Net working capital at October 2, 2004 was $71.9 million compared to $69.9 million at January 3, 2004, and $73.5 million at October 4, 2003.

Cash used in operations amounted to approximately $5.0 million in the first nine months of 2004, compared to $20.0 million in the comparable period in 2003. During 2003 and 2004, the Company consumed operating cash related to seasonal build-up of inventory levels. During 2004, this was offset by a reduction in accounts receivable.

Cash used in investing activities totaled $2.8 million for the first nine months of 2004 compared to $3.1 million in 2003. Capital expenditures were $4.5 million for the first nine months of 2004, relating primarily to Family Lifestyle store build-out costs. Proceeds from disposal of assets relate primarily to the sale of the vacant Oshkosh distribution center in early 2004.

Cash used in financing activities totaled $3.4 million for the first nine months of 2004, compared to $6.1 million for the first nine months of 2003. The Company's primary financing activities in 2004 consisted of cash dividends. In 2003, primary financing activities consisted of cash dividends and common stock repurchases.

On December 6, 1999, the Company's Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company's Board of Directors authorized an addition of 1.0 million shares to this repurchase program. The Company did not repurchase any common stock during the first nine months of 2004. The Company has 151,200 shares of its Class A common stock available to be repurchased under its current repurchase program.

The Company has an unsecured credit agreement with a number of banks that provides a $75 million credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The credit facility expires October 28, 2004. The Company intends to amend this credit agreement before its expiration. To closer reflect the Company's ongoing credit requirements related to the acquisition of inventory, the proposed amendment would reduce the credit facility to $60 million and extend the term for an additional 18-month period.

There were no outstanding borrowings on existing credit facilities at October 2, 2004, January 3, 2004 or October 4, 2003. The Company continues to rely on its credit facilities to support its acquisition of inventory under letters of credit.

The Company believes that this credit facility, as amended, along with cash generated from operations, will be sufficient to finance the Company's seasonal working capital needs as well as its capital expenditures and business development needs.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company's operating lease contractual obligations disclosure in its Annual Report on Form 10-K for the year ended January 3, 2004 has been updated to reflect the extension of numerous outlet store leases, as well as the addition of several Family Lifestyle store leases, partially offset by lease payments during the first nine months of 2004.

Operating lease payments due by period are as follows:

(In thousands)

Less than 1 year	$17,728
1-3 years	24,216
4-5 years	14,095
After 5 years	15,370

Total obligation	$71,409

As of October 2, 2004, the Company remains obligated under commercial commitments for merchandise letters of credit of approximately $11.3 million and standby letters of credit of $0.7 million. All of these commitments expire within one year.

There have been no material changes to the Company's other contractual and commercial obligations from the amounts disclosed in its 2003 Annual Report.

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

FORWARD OUTLOOK

The Company currently projects 2004 net sales will be in the range of $383 million to $390 million and 2004 diluted earnings per share will be in the range of $0.75 to $0.85. The Company's booked orders in dollars for the 2004 Holiday season are below orders booked in dollars for the comparable 2003 season. The Company believes that booking reductions are due primarily to the loss of a significant customer. The promotional environment that exists in our wholesale business is likely to continue throughout 2004.

The Company currently expects comparable store sales in our retail business unit for the fourth quarter of 2004 to improve to a low single digit increase. In addition to comparable store increases, the Company expects incremental sales from stores opened during the last quarter of 2003 and during 2004.

The Company anticipates continued gross margin improvement over fourth quarter 2003 levels based on the proportion of retail sales, anticipated supply chain execution, and improvement in product sell-through. Selling, General and Administrative cost reductions due to cost containment initiatives will help offset Lifestyle store operating expenses.

The Company continues to expand its retail Family Lifestyle store concept. The Company has opened or intends to open a total of 14 Family Lifestyle stores by the end of 2004, including four in regional mall locations. This will result in six stores opening throughout the fourth quarter, including three regional mall stores.

The Company anticipates the Genuine Kids licensing arrangement will generate royalty income comparable with amounts earned during the fourth quarter of 2003. The Company anticipates that royalty income from Domestic and International use of OshKosh B'Gosh and related trademarks for the fourth quarter of 2004 will be comparable with 2003 amounts.

For the entire year, capital expenditures are currently expected to total $7.0-8.0 million, due primarily to anticipated Family Lifestyle store build-out costs. The Company is currently budgeting depreciation and amortization for 2004 of approximately $7.0 million. The Company's effective tax rate is expected to be approximately 36.0% for 2004.

The foregoing forward-looking statements are qualified in their entirety by the reference to the risks and uncertainties set forth under the heading "Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in Company press releases and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated financial position, results of operations and level of business for 2004 or any other future period, are forward-looking statements within the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are generally indicated by words or phrases such as "intends", "plan", "estimate", "project", "anticipate", "the Company believes", "expects", "currently anticipates", and similar phrases are based on current expectations only and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, projected or estimated.

Among the factors that could cause actual results to materially differ include the level of consumer spending for apparel, particularly in the children's wear segment, the impact of deflation on children's wear apparel prices; risks associated with competition in the market place, including the financial condition of and consolidations, restructurings and other ownership changes in, the apparel and related products industry and the retail industry, the introduction of new products or pricing changes by the Company's competitors, and the Company's ability to remain competitive with respect to product, service and value; risks associated with the Company's dependence on sales to a limited number of large department and specialty store customers, including risks related to customer requirements for vendor margin support, as well as risks related to extending credit to large customers; risks associated with possible deterioration in the strength of the retail industry, including, but not limited to, business conditions and the economy, natural disasters, and the unanticipated loss of a major customer; risks related to the failure of Company suppliers to timely deliver needed raw materials, risks associated with importing its products into the United States under current and future customs and quota rules and regulations, which are becoming increasingly stressed, risks associated with using a global transportation matrix including a number of ports that are experiencing capacity constraints, and the Company's ability to correctly balance the level of its commitments with actual orders; risks associated with terrorist activities as well as risks associated with foreign operations including global disease management; risks related to the Company's ability to defend and protect its trademarks and other proprietary rights and other risks related to managing intellectual property issues. In addition, the inability to ship Company products within agreed time frames due to unanticipated manufacturing, distribution system or freight carrier delays or the failure of Company contractors to deliver products within scheduled time frames are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Africa, Mexico and Central America. If financial, political or other related difficulties were to adversely impact the Company's contractors in these regions, it could disrupt the supply of product contracted for by the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company does not have any long-term debt, but has a credit facility available for general corporate purposes. Borrowings under this agreement would bear interest at a variable rate, based on the London Interbank Offered Rates. Accordingly, the Company could be affected by interest rate changes. Management monitors this risk by carefully analyzing the short-term rates before borrowing on the credit facility.

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

OSHKOSH B'GOSH, INC.

Date: October 20, 2004	By:	/S/ DOUGLAS W. HYDE

Douglas W. Hyde
Chairman of the Board and Chief Executive Officer

Date: October 20, 2004	By:	/S/MICHAEL L. HEIDER

Michael L. Heider
Vice President Finance, Treasurer and Chief Financial Officer