Form 10-K
period 2005-01-01
OSHKOSH B GOSH INC
filed 2005-03-14
CIK 75042

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission file number 0-13365
OshKosh B’Gosh, Inc.
(Exact name of registrant as specified in its charter)

Delaware	39-0519915
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
112 Otter Avenue
Oshkosh, Wisconsin 54901
(Address of principal executive offices)
(920) 231-8800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, Par Value $.01 per share
      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      As of July 3, 2004, the last day of the Company’s fiscal second quarter, there were outstanding 9,568,904 shares of Class A Common Stock and 2,183,076 shares of Class B Common Stock, of which 8,102,964 shares and 112,766 shares, respectively, were held by non-affiliates of the Company. Based upon the closing sales price as of July 3, 2004, the aggregate market value of the Class A Common Stock held by non-affiliates was $193,417,751. The Class B Common Stock is no longer listed or quoted on any established trading market, but it is convertible into Class A Common Stock on a share-for-share basis. Based on that conversion rate, the value of Class B Common Stock held by non-affiliates was $2,691,724.
      As of February 15, 2005, there were outstanding 9,603,304 shares of Class A Common Stock and 2,182,926 shares of Class B Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the OshKosh B’Gosh, Inc. Proxy Statement for its annual meeting to be held on May 3, 2005 (or such later date as the directors may determine), have been incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS
      (a) General Development of Business
      OshKosh B’Gosh, Inc. (together with its subsidiaries, the “Company”) was founded in 1895 and was incorporated in the state of Delaware in 1929. The Company designs, sources and markets apparel primarily for the children’s wear and youth wear markets. While its heritage began in the men’s work wear market, the Company is currently best known for its line of high quality children’s wear. It is the Company’s vision to become the dominant global marketer of branded products for children ages newborn to ten.
      The success of the children’s wear business can be attributed to the Company’s core themes: quality, durability, style, trust and its heartland image. These themes have propelled the Company to the position of a market leader in the branded children’s wear industry. The Company strategically extends the product line and also leverages the economic value of the OshKosh B’Gosh name via both domestic and international licensing agreements, including a sub-brand, Genuine Kids from OshKosh, that is sold exclusively in Target stores.
      The Company has recently hired a financial advisor to assist the Company in evaluating strategic alternatives. Internally, the Company continues to take steps to improve its product value proposition, by revitalizing the OshKosh brand, while maintaining its cost structure. These actions include analysis of product extensions, commitment to the wholesale customer base, strategic retail growth, periodic review of significant licensee arrangements and continued development of an effective global sourcing strategy.
      The Company designs and sources substantially all of its OshKosh B’Gosh and related trademark apparel products that are marketed and sold in the United States. Company designers develop fabrication, trim accessories and detailed manufacturing specifications. The product is then manufactured according to detailed Company specifications and production schedules at third-party contractor locations worldwide or in Company-operated manufacturing facilities located in Mexico and Honduras. Product sourcing is based predominantly on quality, timeliness of delivery, cost and capabilities of specific manufacturing facilities.
      The Company leverages its name and brand equity into a wide variety of children’s products including children’s apparel accessory items such as socks, sleepwear, footwear and outerwear, as well as certain non apparel brand extensions. The Company regularly reviews the seasonal offerings of all related products both locally and internationally for consistency, brand image and quality. The Company earns royalties for use of its name on children’s and men’s wear products throughout the world, and from related accessories distributed in the United States and worldwide. The Company also successfully leverages its design talent and overall brand recognition through use of the Genuine Kids from Oshkosh sub-brand.
      (b) Financial Information About Segments
      The Company designs, sources and markets apparel products using primarily the OshKosh B’Gosh brand. The apparel products are marketed in two distinct distribution channels: domestic wholesale and through Company-owned retail stores. The Company designs and sources product to meet the needs of these distribution channels through a single procurement business unit.
      The Company manages its business operations by periodic analysis of business unit operating results. For this purpose, domestic wholesale, retail and procurement are separately identified for management reporting and are considered business segments. Licensing activities are currently combined in the “All Other” category. See Note entitled “Segment Reporting” in the Notes to the Consolidated Financial Statements for additional information about the Company’s business segments.

      (c) Narrative Description of Business
Products
      The Company designs, sources and markets a broad range of children’s clothing as well as lines of youth wear under the OshKosh®, OshKosh B’Gosh®, OshKosh Est. 1895® and OshKosh Blue® labels. The Company’s product line includes OshKosh branded product in sizes from newborn to girls 16 and to boys 16. The Company’s product offering also currently includes an assortment of men’s and women’s products which are only sold through Company-owned retail stores and its internet site. Children’s products are distributed primarily through department and specialty stores, Company-owned retail stores, the internet and foreign retailers. The Company also designs product sold under the Genuine Kids from OshKosh label, available exclusively at Target stores.
      The children’s wear and youth wear business is targeted to reach the middle to upper middle segment of the children’s playwear market through the use of innovative designs, quality fabrics and classic styling. The Company believes that its trade name is a valuable asset in the marketing of its apparel, signifying classic design and high quality construction. The Company tradename and trademarks are generally displayed on OshKosh product or on the hang tags accompanying the product on the retail shelves.
      The Company’s children’s wear and youth wear business includes a broad range of product categories, including monthly Fashion collections and certain Replenishment products. The Fashion collection is formatted in seasonal themes, developed by an in-house product development staff. The products in a collection share a primary design theme which is carried out through fabric design and the distinctive use of colors, screenprint, embroidery and trim applications. These collections are generally presented as three to five small groups within each merchandising season. The Company’s design efforts are led by an experienced and talented design team in New York. This team brings luster to our product offering by reinforcing our reputation for style and quality.
      Replenishment products consist primarily of staple denim products with multiple wash treatments and coordinating garments. These products are developed to be somewhat less seasonal, with signature OshKosh B’Gosh classic styling, and are available for replenishment throughout the year. Some replenishment items are also designed to serve as a foundation to support the Fashion group, with seasonal colors and styles to complement the Company’s Fashion product offering.
Product Design
      The Company operates a design studio in New York City’s SoHo neighborhood that allows the design team direct access to the more creative and compelling trends in children’s wear. This design team is responsible for identifying trends in the apparel industry which can be translated into fresh fashion-relevant designs for our children’s wear product, expanding the Company’s presence as a premier children’s brand.
      Once the design direction has been established by the creative design team, the OshKosh-based product development group is responsible for fabric development, pattern design, consistency of the merchandising plan with the Company’s wholesale and retail customers and consideration of the financial viability of each product design. The merchandising process includes a detailed review of historical business performance by type of product, and considers the current style trends and creative designs developed by the design team. The product development team also works closely with the Company’s sourcing department to identify cost-effective production capabilities for the manufacture of this product, while meeting Company quality and manufacturing specifications.
      In selecting fabric and prints for its products, the Company seeks, where possible, to obtain exclusive rights to unique fabric designs from its suppliers in order to provide the Company, for a limited period of time, with some protection from imitation by competitors.

Product Sourcing
      Substantially all of the Company’s product line is sourced in accordance with the Company’s specifications from numerous third-party contractors in Asia and throughout the world, including Company-operated facilities in Mexico and Honduras. The elimination of quota in certain product categories, beginning in 2005, may result in strategic shifts in the Company’s sourcing plan. The Company continues to make sourcing decisions on the basis of quality, timeliness of delivery and price, including the impact of quota and duty under the North American Free Trade Act, the United States-Caribbean Basin Trade Partnership Act and the African Growth and Opportunity Act. The Company utilizes contractors outside of the U.S. with expertise in any of the five major manufacturing functions — cutting fabric, screenprinting, embroidery, sewing and finishing. In 2004, approximately 27% of the Company’s sourced units were from Company-operated facilities, with the remaining units sourced from third-party contractors. Approximately 28% of total units sourced from unrelated contractors in 2004 were from the Company’s largest five contractors, with the largest contractor accounting for approximately 7% of total units sourced.
      For product sourced in Mexico or Central America, the Company generally arranges for the purchase of necessary raw materials. All raw materials used in the manufacture of Company products are purchased from unaffiliated suppliers. The Company purchases its raw materials directly for its manufacturing facilities and may also procure and retain ownership of fabric related to garments cut and assembled by contract manufacturers. In other circumstances, fabric is procured by the contract manufacturer directly but in accordance with the Company’s specifications. In 2004, approximately 64% of the Company’s direct expenditures for raw materials (fabric) were from its five largest suppliers, with the largest such supplier accounting for approximately 33% of total raw material expenditures. Fabric and various non-fabric items such as thread, zippers, rivets, buckles and snaps are purchased from a variety of domestic and foreign sources based on quality, pricing and availability. The fabric and accessory market in which OshKosh B’Gosh purchases its raw materials is composed of a substantial number of suppliers with similar products and capabilities, and is characterized by a high degree of competition. As is customary in its industry, the Company has no long-term contracts with its suppliers. To date, the Company has experienced little difficulty in satisfying its requirements for raw materials, considers its sources of supply to be adequate and believes that it would be able to obtain sufficient raw materials should any one of its product suppliers becomes unavailable.
      The Company has established guidelines for each of its third-party manufacturers in order to monitor product quality, labor practices and financial viability. These guidelines include on-site facility evaluations for all new suppliers, an expectation that the third-party manufacturers become WRAP certified and that they allow for random on-site facility inspections to observe working conditions. The Company also employs agents based in regional locations abroad to monitor compliance with design specifications and quality standards. The Company has a quality department which is responsible for reviewing product manufacturing processes at third-party contractor locations, periodically observing working conditions and reviewing the quality of incoming products at the Company’s distribution center. This quality team is responsible for ensuring that all product arriving at the distribution center meets the Company’s strict quality standards. The Company believes that its overall global manufacturing strategy gives the Company reasonable flexibility to properly balance the need for timely shipments, high quality products and competitive pricing.
      While no long-term formal arrangements exist with its third-party manufacturers, the Company considers these relationships to be satisfactory. The Company believes it could, over a period of time, obtain adequate alternative production capacity if any of its independent manufacturers becomes unavailable. As part of the Company’s product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Mexico and Central America and has also used contractors in Europe, Africa and the Middle East. If financial, political or other related difficulties were to adversely impact the Company’s contractors in these regions, it could disrupt the supply of products contracted for by the Company. A sustained disruption of such sources of supply could, particularly on a short-term basis, have an adverse impact on the Company’s operations.
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
      Customer orders for Fashion products are booked from three to six months in advance of shipping. Because a majority of the Company’s production of styled products is scheduled to fill orders already booked, the Company believes that it is better able to plan its production and delivery schedules than would be the case if production were in advance of actual orders. In order to secure necessary fabrics on a timely basis and to obtain manufacturing capacity from independent suppliers, the Company must, in certain instances, make substantial advance commitments prior to receipt of customer orders. Inventory levels therefore depend on Company judgment of market demand.
Merchandise Distribution
      The Company’s product is primarily shipped in ocean containers arriving at a variety of ports in the United States. From these ports, it is shipped via rail or truck to the Company’s distribution centers located in White House, Tennessee and Liberty, Kentucky. Contract manufacturers have specific shipping windows in which the product must be made available for ocean cargo to help ensure receipt at the distribution center in time for shipment of each month’s product collection. This shipping schedule allows the Company to rely primarily on lower cost ocean freight transportation of product to the United States.
      The Company’s product clears customs upon entry into the United States. Upon receipt in the warehouse, product is stored until called for by the Company’s warehouse management system. This warehouse management system matches outstanding customer purchase orders with available product to most efficiently support the Company’s distribution process.
      A significant portion of product destined for the Company’s retail stores is sent directly to the Company’s retail distribution center in Liberty, Kentucky in pre-packs for immediate distribution to retail stores. This pre-pack of product from the factory results in a reasonably efficient distribution network to the Company’s retail stores. Additional retail orders are picked from available stock through the Company’s warehouse management system in its White House, Tennessee facility.
Wholesale Business
      In 2004, the Company’s products were sold to approximately 300 wholesale customers with over 3,500 retail store locations throughout the United States. The Company’s wholesale customers included national chain retailers (Kohl’s, Babies R Us, JC Penney, Sears and Costco), national department stores, regional department stores and specialty stores.
      The Company’s broad distribution base insulates the Company from reliance on any one customer. While no single customer accounted for more than 10% of the Company’s 2004 total net sales, the Company’s largest ten customers accounted for approximately 30% of 2004 total Company net sales.
      The Company’s marketing program works cooperatively with wholesale accounts to enhance brand awareness. Elements of the Company’s wholesale marketing program include print media and in-store signage.
      The Company’s sales force continues to adjust to meet the demands of its customer base. A centralized sales management team focuses on the unique requirements of each major customer. The Company’s sales force is supported by a product planning team located in Oshkosh that monitors current product sell-through as a basis for future demand planning at the account level. This type of planning helps to ensure that the proper product will be placed with the correct customer at the optimum time to increase sell-through. This sales planning process also lends discipline and accuracy to the forecasting required for raw material commitments and production capacity.

Retail Business
      As of January 1, 2005, the Company operated 175 retail stores. In January 2005, five underperforming outlet stores were closed, leaving the Company with 170 retail stores operated under two formats: outlet stores and Lifestyle stores. The Company operates 155 domestic outlet stores located throughout the United States in outlet malls. These stores carry a wide assortment of OshKosh product that is consistently value-priced.
      During 2004, the Company opened 14 family Lifestyle stores and operated a total of 15 Lifestyle stores as of January 1, 2005. These family Lifestyle stores included children’s and adult apparel, as well as home accessories in product categories where the OshKosh label provides value. In 2005, these 15 stores will transition to focus 100% on children. This transition was based on extensive market research which identified a customer who was looking for a children’s “Headquarters” store for young parents that would provide for a full range of children’s wardrobing needs, including children’s apparel, gifts and accessories. The Company hopes to create an emotional bond with its consumers who will think of the OshKosh brand first.
      The Company maintains an e-commerce site (www.oshkoshbgosh.com), offering a comprehensive collection of the Company’s current product at pricing comparable to its Lifestyle stores. The Company is also affiliated with Amazon.com as an alternative e-commerce location.
      In evaluating potential retail store sites, the Company generally looks for 4,000-6,000 square foot locations in lifestyle centers, regional malls or outlet centers across the country. The Company considers the surrounding trade area, location and visibility of the center, placement of the store within the center, tenant mix, performance of other tenants if the center has already opened, landlord reputation and the economic terms of the lease in making a determination of new store locations. The Company also considers lease renewals based on similar factors, in addition to its own performance in the location. The Company generally commits to five-year lease terms on its retail store leases across the country.
      The Company’s retail store strategy includes having a substantial collection of the Company’s product offering available in all size ranges to meet the needs of our consumers. The retail store environment is designed for easy access for a mother with children, and displays the Company’s fashion offerings along with classic products. In Lifestyle stores, the store environment focused on a family theme, and highlights the quality and fashion content of the product. In the outlet environment, products are more promotionally priced to clearly demonstrate the value proposition of obtaining the OshKosh B’Gosh product in an outlet environment. The Company’s retail staff focuses on customer service to provide a level of assistance a shopper is requesting, with an aim of both satisfying the shopper and increasing the potential sale of coordinating pieces to enhance the Company’s sales. Staff levels at stores are carefully monitored and correlated with anticipated sales to provide a cost efficient level of staffing in the store at all times with suitable sales staff available to assist all shoppers.
      The Company spends considerable effort on the visual presentation of its products. The products are neatly and carefully displayed on retail fixtures to provide a positive brand image to the consumer. The Company uses retail prototypes for both Lifestyle and outlet stores to ensure every store across the country will have an inviting and pleasant appearance. The Company ensures that the retail store facilities are well-maintained to enhance the brand presentation. The Company also uses appropriate signage, graphics and other point of sale displays to highlight the Company’s product offering on a seasonal basis.
      The combination of a complete product offering, a pleasant store environment and an appropriate level of customer service creates the environment for enhanced success of a fashion-right product that is sold with a proper value equation to the primary consumer, a mother age 28-44. The Company’s return and exchange policy eases the return process when the purchase of apparel does not meet the size requirements of the intended user.
Licensing
      The Company licenses its OshKosh and related trademarks into a number of related products, including sleepwear, outerwear, underwear and shoes. The Company is involved in the product design approval process and receives royalties based on sales of its licensed products.

      The Company also licenses the Genuine Kids from OshKosh brand, sold exclusively at Target stores. The Company receives a royalty from Target based on actual retail sales of the Genuine Kids products at Target stores. Company personnel design Genuine Kids products, including fabrication, trim accessories, use of screen prints or embroidery and manufacturing design specifications. This product design package is provided to Target, who arranges for the product sourcing. While the Company is responsible for the design element, the Company does not currently source or arrange for the manufacture of this product.
International Licensing and Distribution
      The Company’s products are distributed worldwide through approximately 36 licensees and distributors in approximately 50 countries. Licensing and distribution agreements allow the Company to develop international markets without the need to maintain a capital commitment in localized warehousing, offices, personnel and inventory.
      The Company provides design assistance to its licensees to ensure products are appropriate to each foreign market and consistent with the Company’s brand image. The licensees and distributors may purchase finished product directly from the Company, manufacture their own product or contract the production of the product from third-party manufacturers. Each licensee and distributor is responsible for the marketing and distribution of specific product categories within defined regions specified in the licensing or distribution agreement. Distribution must be through marketing channels consistent with the Company’s domestic operations and as approved by the Company. The Company also provides advertising guidelines and support in the development of localized marketing programs.
Trademarks
      The Company utilizes the OshKosh®, OshKosh B’Gosh®, OshKosh Est. 1895® or Genuine Kids® trademarks on most of its products. Other significant trademarks include a white triangular patch on the back of bib garments and the Genuine Article®. The Company currently has approximately 36 trademark registrations and 50 pending trademark applications in the United States and has trademark registrations in approximately 113 countries outside the U.S. These trademarks and awareness of the OshKosh B’Gosh name are significant in marketing the products. Therefore, it is the Company’s policy to vigorously defend its trademarks against infringement under the laws of the U.S. and other countries. The Company is not aware of any current material infringement.
Seasonality
      Products are designed and marketed primarily for four principal selling seasons:

RETAIL SALES SEASON	PRIMARY BOOKING PERIOD	SHIPPING PERIOD

Spring	July-August	December-March
Summer	October-November	April-May
Fall/ Back-to-School	January-February	June-August
Winter/ Holiday	April-May	September-November
      The Company’s business continues to be seasonal, with highest sales and income in the second half of the year, which includes significant wholesale shipping periods and a major retail selling season at its retail stores. Sales and income during the first half of the year are less than the second half of the year because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2005 quarterly sales and income.
Working Capital
      Working capital needs are affected primarily by inventory levels, outstanding accounts receivable, trade payables and the level of other current liabilities. The Company’s unsecured credit agreement with a number of banks provides a $60 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires April 28, 2006. There were no outstanding borrowings against the revolving credit arrangement at January 1, 2005.
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
Backlog
      As of the end of 2004, the Company had outstanding customer orders of approximately $45 million, compared to approximately $44 million of such orders at the end of 2003. These amounts include orders that are confirmed or based on industry practice and prior experiences will be confirmed. The amount of outstanding customer orders at a particular time is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer orders, shipping schedules for the product and specific customer shipping windows. Due to these factors, a comparison of outstanding customer orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.
Competitive Conditions
      The children’s apparel industry is highly competitive and consists of a number of branded products in addition to private labels. The Company’s primary branded competitors include Carter’s, Baby Gap, Gap Kids, Gymboree, Old Navy, The Children’s Place, including Disney licensed apparel products, in addition to private label product offerings carried by certain retailers, including our wholesale customers.
      A characteristic of the apparel industry is the requirement that a marketer recognize fashion trends and adequately provide products to meet such trends. Competition within the apparel industry is generally in terms of consumer brand recognition, quality, price, service and style. The Company is focusing attention on each of these issues and has taken, and will continue to take steps to reinvigorate the brand while remaining competitive in the eyes of value conscious consumers.
      The Company’s share of the overall children’s wear market is quite small. This is due to the diverse structure of the market where there is no truly dominant producer of children’s garments across all size ranges and garment types.
Environmental Matters
      The Company’s compliance with Federal, State and local environmental laws and regulations in recent years had no material affect upon its capital expenditures, earnings, or competitive position. The Company does not anticipate any material capital expenditures for environmental control in either the current or succeeding fiscal years.
Employees
      At January 1, 2005, the Company employed approximately 5,100 persons. This includes approximately 1,700 production employees at the Company’s manufacturing facilities in Mexico and Honduras, and 700 full time and 1,900 part-time retail store sales associates. Approximately 10% of the Company’s personnel are covered by collective bargaining agreements with the United Food and Commercial Workers Union.
Business Risks
      The following discussion highlights some of the risks that affect the financial success of the Company. Because it is not possible to determine the impact of these factors or changes in these factors, these risks and uncertainties may affect the Company’s operating results in future periods.

Brand Risks

The acceptance of our product in the market place is affected by consumer tastes and preferences, along with fashion trends.
      The OshKosh B’Gosh brand has represented quality, style and a proper value proposition to its consumers for over a century. We believe that continued success depends on our ability to deliver trend-relevant merchandise that embodies the OshKosh brand essence, and provides a unique and compelling value proposition for our consumers in the Company’s distribution channels. The Company conducts its design activities from a design studio in New York. There can be no assurance that the demand for OshKosh B’Gosh product will not decline, or that we will be able to successfully evaluate and adapt our product to be aware of fashion trends, consumer tastes and preferences. If consumers’ taste and preferences are not aligned with our product offering, promotional pricing may be required to move seasonal merchandise. Increased use of promotional pricing would have a material adverse affect on our sales, gross margin, and results of operations.

The Company’s licensing income is greatly impacted by the Company’s brand reputation.
      The Company’s brand image as a consumer product with outstanding quality and name recognition makes it valuable as a license source. The Company is able to license complementary products and obtain license income from use of the OshKosh, OshKosh B’Gosh and related trademarks. The Company is able to obtain substantial amounts of foreign license income as the OshKosh label carries an international reputation for quality and American style. While the Company takes significant steps to ensure the reputation of its brand is maintained through its license agreements, there can be no guarantee the Company’s brand image will be enhanced or potentially be deteriorated through its association with products outside of the core OshKosh B’Gosh apparel products.

The Company’s reputation may be severely harmed if contractors used to manufacture its clothing engage in practices that our consumers believe are unethical.
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

The Company licenses the Genuine Kids from OshKosh® label exclusively to Target®.
      The Company has licensed the Genuine Kids from OshKosh label exclusively to Target, for use in Target stores. The license agreement makes the Company responsible for substantially all design activities and Target responsible for sourcing and sales of this product in its stores. Due to the exclusive nature of this arrangement, the Company is dependent on the results of the sourcing, distribution and product presentation processes, which are done by Target. Further, the overall retail traffic and acceptance of this product offering by Target shoppers will have a significant impact on the Company’s royalty income.

Sales Risks

The Company’s wholesale distribution channel is dependent upon a number of key wholesale accounts.
      The Company sells its products to a number of key wholesale accounts, including Kohl’s, Babies R Us and JC Penney. The success of the Company’s wholesale business is, in part, aligned with the success of these retailers and the levels of customer traffic in these department stores. While the Company believes that its target consumers will stay aligned with target customers of these stores, further prospects for growth of the Company’s wholesale business depend upon the success of these companies. The inability of these distribution channels to grow or achieve sales targets for the Company’s products may have a significant material adverse affect on the Company’s sales and results of operations.

There are deflationary pressures on the selling price of apparel products.
      In part due to the actions of discount retailers, and in part due to the worldwide supply of low cost garment sourcing, the average selling price of children’s apparel continues to decrease. To the extent these deflationary pressures are offset by reductions in manufacturing costs, there is modest affect on the gross margin percentage. However, the inability to leverage certain fixed costs of the Company’s design, sourcing, distribution, and support costs over a smaller gross sales base could have an adverse impact on the Company’s operating income.

Our business is sensitive to overall levels of consumer spending, particularly in the apparel segment.
      The Company believes that spending on children’s apparel is somewhat discretionary. While certain apparel purchases are less discretionary due to size changes as children grow, the amount of clothing consumers desire to purchase, specifically name brand apparel products, is impacted by the overall level of consumer spending. Overall economic conditions that affect discretionary consumer spending include employment levels, business conditions, tax rates, interest rates, overall levels of consumer indebtedness and other factors that affect consumer spending. Reductions in the level of discretionary spending or shifts in consumer spending to other products may have a material adverse affect on the Company’s sales and results of operations.

The children’s wear apparel business is highly competitive.
      The children’s apparel segment of the retail business is highly competitive. There are a number of brands, including Baby Gap, Gap Kids, Gymboree, Carter’s, Old Navy, The Children’s Place, including Disney licensed apparel products and a variety of private label brands that compete with our product offering. There are also a number of competitors in the private label and discount channels that indirectly compete with the Company’s product. Increased competition may reduce our sales and gross margins, therefore impacting our Company’s operating results.

The Company’s sales are seasonal with the Fall/Back-to-School season as the key selling season.
      A significant amount of our retail sales and shipments to wholesale customers for the Fall/Back-to-School season occur in the months of July, August and September. Changes in consumer spending or buying habits during key marketing periods could have a major impact on the Company’s profitability. Consumer spending during any season may be influenced by weather conditions. For example, if the country were to experience unseasonably warm weather during the Fall/Back-to-School season, consumers may reduce their purchases of heavier and long-sleeve apparel. If the Company’s product offering for a particular season was not well received due to consumer spending factors unforeseen by the Company, the Company would have a substantial increase in obsolete product which would require significant markdowns out of season. If the Company was unable to meet its forecasted sales levels for the Fall/Back-to-School season, this would have a material affect on the Company’s sales, gross margin and results of operations for the year.

Gross Margin Risks

The Company’s gross margins are influenced by the success of its wholesale customers and consumer acceptance of its products.
      The retail industry is rapidly evolving due to the influences of discount retailers. As consumers place pressure on retailers to deliver quality products at a discount from traditional selling prices, the retailers’ margins are adversely affected. The retailers, in turn, are placing significant pressure on their suppliers to support their margins through price discounts and negotiated margin support agreements. The Company is under constant pressure to support its wholesale customers, which causes the Company’s gross margin to be reduced. The Company’s ability to withstand these influences continues to relate to its ability to deliver market-right product at competitive selling prices. If the Company is unable to offer market-right product at compelling retail prices, the Company’s margin and operating results will be adversely impacted.

The Company must continue to reduce the cost of it products.
      Due to the impact of deflationary pressure on selling prices, the Company must continue to reduce or control the cost of sourcing or manufacturing its products. The cost of apparel products is influenced by many factors, including raw material cost (especially cotton), the transportation infrastructure to import garments manufactured overseas, and the labor cost in worldwide labor markets. If any of these costs were to increase, the Company would find it difficult to increase its selling price to maintain its gross margin, resulting in reduced operating income.

The Company’s products are imported into the United States in accordance with international trade and U.S. customs procedures.
      The Company is dependent upon a variety of seaports for the importation of the Company’s products, and is responsible for compliance with procedures established by U.S. customs for the importing of products. Changes in U.S. customs procedures concerning the importation of apparel products could have a material adverse impact on the Company’s ability to utilize its global sourcing matrix. Further, the complications and stringent regulations that may be developed as part of the Homeland Security Program may result in delays or further costs in importing the Company’s products. Unforeseen delays in customs clearance of any goods could have material adverse impact on our ability to deliver shipments in accordance with customer shipping specifications, resulting in material adverse affects on the Company’s sales and profitability.

The majority of the Company’s products are sourced outside of the United States. This sourcing matrix creates risks associated with international business.
      The Company routinely sources its product in Asia, Mexico, Central America, and to a lesser degree, other areas of the world. Due to the inability of the Company to forecast or control these countries’ political environments, labor climates or infrastructures, there is inherent risk associated with this product sourcing plan. Our business is subject to risks associated with foreign international business, including foreign governmental regulation and intervention, foreign currency fluctuation, social or political unrest, natural disasters, health and disease management, shipping and customs clearance in foreign countries and in the U.S., local business practices and economic conditions in countries outside of the United States. If any of these factors hinder the Company’s ability to obtain products on a timely basis, there could be a significant disruption in the Company’s operations.

The Company is dependent upon a global transportation network to import its products.
      Since the majority of the Company’s products are imported, the Company is dependent upon a fleet of international ocean carriers to deliver product on a timely basis. If this global transportation matrix were to be disrupted by factors such as a port strike, world trade restrictions or war, the Company would be unable to timely receive product sourced overseas. This could have a material adverse affect on the Company’s sales and results of operations.

Operating Risks

The Company’s retail success and future growth is dependent upon identifying locations and negotiating appropriate lease terms for retail stores.
      The Company’s retail stores are located in leased retail locations across the country. Successful operation of a retail store depends in part on the overall acceptance of the retail location to attract a customer base sufficient to make store sales volume profitable. If the Company is unable to identify new retail locations with anticipated consumer traffic sufficient to support a profitable sales level, retail growth may consequently be limited. Further, if existing outlet centers do not maintain a sufficient customer base to obtain a reasonable sales volume, that could have a material adverse impact on the Company’s sales, gross margin and results of operations. The Company invests significant cost related to the initial build out of each retail locations. If the Company determined that a certain retail store location was not successful, additional impairment of the retail build out and related fixtures may be necessary to reflect the reduced ongoing market value of these improvements. This would have an adverse affect on the Company’s results of operations and financial position.

The Company’s success is dependent upon retaining key individuals within the organization to execute the Company’s strategic direction.
      The Company’s ability to attract and retain qualified design, sourcing and sales personnel, executive management and support function staff is key to the Company’s success. If the Company were unable to attract and retain qualified individuals in these areas, an adverse impact on the Company’s growth and results of operations may result.

The Company has made significant financial commitments to its Lifestyle stores.
      In conjunction with the rollout of its Lifestyle stores in 2004, the Company made significant financial commitments including dedicated personnel, lease commitments, and retail store build out costs. In 2005, the Company is transitioning its Lifestyle store concept to exclusively offer children’s wear products in a specialty retail environment. If this venture is ultimately not successful, the value of certain assets might be impaired and certain financial commitments will remain, having an adverse impact on operating profit.
      (d) Financial Information About Geographic Areas
      Substantially all of the Company’s sales are to customers located in the United States. As more fully described in the “International Licensing and Distribution” section of this report, the Company does export its product on a limited basis, and obtains licensing income from licenses throughout the world. OshKosh B’Gosh product is available in over 50 countries under this network of licensing and distribution agreements.
      (e) Available Information
      The Company maintains a website with the address www.oshkoshbgosh.com. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form  10-K. The Company makes available free of charge (other than an investor’s own Internet access charges) through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, director and executive officer code of ethics, director and officer reports on Forms 3, 4 and 5 and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

	Approximate
	Floor Area in
Location	Square Feet	Principal Use

Celina, TN	38,250	Laundering
Choloma, Honduras(2)	47,000	Manufacturing
Gainesboro, TN	61,000	Available for Sale
Liberty, KY	218,000	Distribution/Warehousing
New York City, NY(1)	18,255	Sales Offices/Showroom
New York City, NY(4)	14,000	Design Center
Oshkosh, WI	99,000	Exec. and Operating Offices
Uman, Mexico(3)	134,000	Manufacturing
White House, TN	284,000	Distribution/Warehousing

All properties are owned by the Company with the exception of:

(1)	Lease expiration date — 2007, (2) Lease expiration date — 2006, (3) Lease expiration date — 2006, (4) Lease expiration date — 2008.
      The Company believes that its properties are well maintained and its manufacturing and distribution equipment is in good operating condition and adequate for current production and distribution requirements. The Company’s retail store locations are leased with lease terms generally in the range of five to seven years, frequently with renewal options. The Company’s retail stores have an average size of approximately 5,000 square feet. These leasehold interests are generally well suited for the Company’s retail operations. For information regarding the terms of the leases and rental payments thereunder, refer to the note to the consolidated financial statements of this Form 10-K entitled “Leases”.

ITEM 3.	LEGAL PROCEEDINGS
      The Company is subject to various legal actions and proceedings in the normal course of business. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe the final outcome will have a significant effect on the consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Quarterly Common Stock Data

	2004			2003

	Stock Price			Stock Price
			Dividends			Dividends
	High	Low	per Share	High	Low	per Share

Class A Common Stock
1st	$23.55	20.89	$0.11	$28.90	$22.65	$0.07
2nd	25.28	20.45	0.11	30.38	23.95	0.07
3rd	24.25	18.53	0.11	27.00	23.81	0.11
4th	22.85	17.08	0.11	27.97	20.45	0.11
Class B Common Stock
1st	—	—	$0.095	—	—	$0.06
2nd	—	—	0.095	—	—	0.06
3rd	—	—	0.095	—	—	0.095
4th	—	—	0.095	—	—	0.095
      The Company’s Class A common stock trades on the Over-The-Counter market and is quoted on NASDAQ under the symbol GOSHA. The table reflects the “last” price quotation on the NASDAQ National Market System and does not reflect mark-ups, mark-downs, or commissions and may not represent actual transactions. The Company’s Class B common stock is not publicly traded, but it is convertible into Class A common stock on a one-for-one basis.
      As of February 15, 2005, there were approximately 5,600 Class A common stock beneficial owners and shareholders of record and approximately 200 Class B common stock beneficial owners and shareholders of record.
Issuer Purchases of Equity Securities
      On December 6, 1999, the Company’s Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December  11, 2000, the Company’s Board of Directors authorized an addition of 1.0 million shares to this repurchase program. The Company did not repurchase any shares during 2004, leaving 151,200 shares authorized for future repurchases under this program.

ITEM 6.	SELECTED FINANCIAL DATA
Financial Highlights
(Dollars in thousands, except per share amounts)

	Year Ended

	January 1,	January 3,	December 28,	December 29,	December 30,
	2005	2004	2002	2001	2000

Financial results
Net sales	$398,740	$417,272	$436,989	$463,069	$453,062
Net income	13,819	7,189	32,045	32,808	32,217
Return on sales	3.5%	1.7%	7.3%	7.1%	7.1%
Financial condition
Working capital	$77,776	$70,586	$71,023	$75,423	$54,601
Total assets	164,390	152,525	156,045	161,340	158,256
Long-term debt (including current portion)	—	—	—	24,000	44,000
Shareholders’ equity	97,734	87,765	92,389	73,700	44,473
Data per common share
Net income
Basic — Class A	$1.21	$0.62	$2.65	$2.76	$2.68
Basic — Class B	1.05	0.54	2.30	2.40	2.33
Diluted — Class A	1.17	0.60	2.54	2.61	2.58
Diluted — Class B	1.04	0.54	2.26	2.33	2.30
Cash dividends declared
Class A	0.44	0.36	0.26	0.22	0.20
Class B	0.38	0.31	0.225	0.19	0.17
Shareholders’ equity	8.31	7.55	7.73	6.03	3.65

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
      During 2004, the Company experienced an increase in its operating income and net income. While the Company experienced a reduction in its net sales, a substantial improvement in its gross margin percentage and control over selling, general and administrative costs contributed to the increase in operating income.
      The Company’s wholesale business was adversely affected by the loss of a major customer and reduced bookings from other customers, who remain cautious in their approach to managing inventory purchases. However, the Company more closely matched its sourcing plan with customer expectations and reduced the number of units sold as close-out units, which are sold at significantly reduced selling prices. This factor enhanced the gross profit margin attributable to the Company’s wholesale business. While the Company continued to support its wholesale customers through margin support, better inventory management and a reduction in close-out units sold resulted in an improved wholesale gross margin percentage.
      Primarily as a result of strong sales in the fourth quarter of the year, comparable store sales increases totaled 2.7% for 2004 in the Company’s retail business. This increase in comparable store sales is primarily attributable to an increase in the average selling price of our products. This increase in sales price is attributable to better acceptance of the Company’s fashion product offering, combined with better inventory management which allowed the Company’s retail stores to be merchandised with a more profitable mix of current season and promotional priced products. The Company opened 14 Lifestyle stores during the year, in addition to one outlet store. Seven Lifestyle stores were opened in the second half of the year and there were 175 stores in operation at the end of 2004. The increase in selling, general and administrative expenses associated with the additional retail stores was offset by cost reductions in several of the Company’s support functions.
      Royalty income increased in 2004, primarily attributable to a full year of royalty income from the Genuine Kids from OshKosh product, sold exclusively at Target stores. Sales of licensed products at Target stores began in July 2003 with the Back-to-School season, and continued throughout 2004. This license agreement contributed $4.2 million of royalty income to the Company in 2004. The Company also received royalty income of $8.8 million from use of the OshKosh B’Gosh label domestically and internationally during 2004, which is similar to prior-year royalty income.
      The increase in operating profit and reduction in working capital (other than cash and investment balances) resulted in a strong balance sheet with no long-term debt, despite the 2004 investment in the build-out of the Company’s Lifestyle store concept. The Company enters 2005 with cash on hand and investments of $37.7 million.
      A more detailed analysis of the Company’s results of operations and financial condition follows.
RESULTS OF OPERATIONS
      The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

	As a Percentage of Net Sales for the Year
	Ended

	January 1,	January 3,	December 28,
	2005	2004	2002

Net Sales	100.0%	100.0%	100.0%
Cost of products sold	60.2%	63.8%	56.5%

Gross profit	39.8%	36.2%	43.5%
Selling, general and administrative expenses	37.9%	36.2%	34.1%
Royalty income, net	(3.2)%	(2.8)	(2.3)
Gain on sale of assets	(0.3)%	—	—

Operating income	5.4%	2.8%	11.7%
Other expense — net	—	(0.1)%	(0.1)%

Income before income taxes	5.4%	2.7%	11.6%
Income taxes	1.9%	1.0%	4.3%

Net income	3.5%	1.7%	7.3%

2004 COMPARED TO 2003

Net Sales
      Net sales in 2004 were $398.7 million, an $18.6 million (4.5%) decrease compared to 2003 net sales of $417.3 million. A summary of the Company’s net sales for the years ended January 1, 2005 and January 3, 2004 follows:

	Net Sales
	(In millions)

	Domestic

	Wholesale	Retail	Other	Total

2004	$137.8	$258.2	$2.7	$398.7
2003	$165.7	248.7	2.9	417.3

Increase (decrease)	$(27.9)	$9.5	$(0.2)	$(18.6)
Percent increase (decrease)	(16.8)%	3.8%	(6.9)%	(4.5)%
      Wholesale net sales for 2004 of $137.8 million were approximately 16.8% less than 2003 net wholesale sales of $165.7 million. The Company’s 2004 domestic wholesale unit shipments decreased approximately 19.2% as compared to 2003. The 2004 decrease in unit shipments is primarily the result of a significant customer closing 146 stores in January, 2004, lower seasonal booked orders, and a decrease in the number of close-out sales. Wholesale customers continue to take a cautious approach to their inventory positions. Net sales were impacted by a 2% increase in average unit selling price, due primarily to the reduction in close-out units sold. Net sales were also affected by customer margin support needed to effectively flow the Company’s products through retail store channels, which remained relatively consistent with prior-year levels, as a percentage of sales.
      The Company’s 2004 retail sales increase resulted from a comparable store sales increase of 2.7% compared to 2003, in addition to sales volume generated from newly opened stores. The Company’s comparable store sales calculations include sales for all stores that were open for the entire comparable fiscal periods, including remodeled and relocated stores. The comparable store sales increase resulted primarily from an increase in the average unit selling price, particularly in the fourth quarter of the year. This increase is attributable to better consumer acceptance of the Company’s product offering, especially the Holiday ’04 season, and improved inventory management that allowed the Company to better control its markdown cadence. The Company also experienced a modest increase in customer traffic during 2004. During 2004, the Company opened one outlet store and 14 Lifestyle stores. Six Lifestyle stores were opened in the fourth quarter of 2004. At January 1, 2005, the Company operated 175 domestic OshKosh B’Gosh retail stores, including 160 factory outlet stores and 15 Lifestyle stores.

Gross Profit
      The Company’s gross profit margin as a percentage of net sales increased 360 basis points to 39.8% in 2004 compared with 36.2% in 2003. The Company’s gross margin increase was primarily due to the following reasons: Growth in the Company’s retail stores combined with a reduction of wholesale business resulted in a greater proportion of retail sales, at proportionately higher gross margins, contributing an approximate 110 basis point increase in gross profit margin. In addition, a decrease in the number of wholesale units sold as “close-outs”, at substantially reduced selling prices, increased the Company’s gross margin by approximately 100 basis points.
      Further, the Company continues to evaluate and execute its sourcing strategy to reduce the overall cost of its product offering, considering production capacity in Mexico and Central America, the Far East and other regions of the world. Product cost reductions were offset by the Company’s reinvigorated design direction which added distinguishing features to its product. The Company makes its ultimate global sourcing decisions on the basis of quality, timeliness of delivery and price. During 2004, efficient execution of this strategic sourcing strategy further enhanced the Company’s gross profit margin.

      Finally, in 2003, the Company recorded a charge of approximately $1.3 million against cost of sales to reduce excess inventory and related Spring 2004 purchase commitments resulting from the decision of a significant customer to close its children’s apparel stores in early 2004 and cancel orders.
      The Company includes certain distribution costs in its selling, general and administrative expenses. Accordingly, the Company’s gross margin may not be comparable with other companies that include certain distribution costs in costs of goods sold.

Selling, General and Administrative Expenses (SG&A)
      The Company’s SG&A expenses for 2004 of $151.2 million were comparable to 2003 SG&A expenses of $151.3 million. As a percentage of net sales, SG&A expenses were 37.9% in 2004 as compared to 36.2% in 2003. The increase in SG&A expenses as a percentage of sales relates entirely to the reduced volume of Company sales in 2004. Expansion of the Company’s retail operations included an increase of approximately $6.5 million in operating costs associated with 14 new Family Lifestyle stores. These cost increases were offset by $1.6 million reduced distribution costs due to reduced volume, a $2.3 million reduction in selling costs in our wholesale business through staff reductions, and other cost cutting measures taken to align our corporate support functions with current business activities. 2003 also included $1.0 million in severance related costs for personnel reductions.

Royalty Income
      The Company licenses a children’s apparel line under the Genuine Kids from OshKosh trademark which is available exclusively in Target stores. The Company is responsible for all product design activities associated with this product. The Company earned royalty income of $4.2 million for the full year of 2004, compared to $2.7 million in 2003, based on sales from the product launch in July 2003 through the end of the year.
      The Company also continues to license the OshKosh B’Gosh and related trademarks, domestically and internationally.
      Domestic royalty income relates to product extensions including footwear, hosiery, underwear, juvenile products, and certain outerwear. Royalty income from domestic licenses totaled $2.5 million in 2004, a $0.5 million decrease compared to $3.0 million in 2003. The reduction in domestic royalty income is primarily attributable to reduced sales of licensed products, which are generally distributed in the same channels as the OshKosh B’Gosh apparel product.
      Internationally, the Company receives royalty income for the use of its trademarks in key international markets, including Japan, Europe, Australia and Canada. Royalty income of $6.3 million is an increase over royalty income of $6.0 million in 2003. The increase is primarily attributable to growth in Europe during 2004.

Gain on Sale of Assets
      The Company recorded a gain on the sale of assets of $1.1 million in the year ended January 1, 2005. The gain relates primarily to the sale of the Company’s vacant distribution center in Oshkosh, Wisconsin during the first quarter of 2004.

Operating Income
      The combined impact of the above factors increased 2004 operating income to $21.5 million, a $9.8 million increase over 2003 operating income of $11.7 million. Following is a summary of the primary factors that impacted operating income by business:
      Wholesale Business

Despite the reduced sales level, a reduction in number of close-out units sold at substantial discounts and reductions in operating costs, including selling expenses and distribution costs increased wholesale operating income.

      Retail Business

Despite a comparable sales growth and enhanced gross profit margin, store operating expenses and support costs for its Lifestyle stores reduced operating income for the Company’s retail operations.
      Procurement

Effective execution of the Company’s global sourcing strategy by controlling freight costs and production activities enhanced the Company’s gross profit margin and operating income.

Other Income (Expense) — Net
      The Company’s 2004 net other income (expense) was $0.1 million income compared to a $0.5 million expense in 2003. This increase in income was primarily due to a decrease in interest expense during 2004, and an increase in interest income as the Company’s cash position improved during 2004.

Income Taxes
      The Company’s effective income tax rate was approximately 36% in 2004 and 2003. Substantially all income is subject to taxation in the United States, and various state and local jurisdictions.

Net Income
      Net income for the year ended January 1, 2005 of $13.8 million was up $6.6 million (91.7%) from net income for the year ended January 3, 2004 of $7.2 million. Diluted Class A earnings per share of $1.17 was almost double the 2003 diluted Class A earnings per share of $0.60.

2003 COMPARED TO 2002

Net Sales
      Net sales in 2003 were $417.3 million, a $19.7 million (4.5%) decrease compared to 2002 net sales of $437.0 million. A summary of the Company’s net sales for the years ended January 3, 2004 and December 28, 2002 follows:

	Net Sales
	(In millions)

	Domestic

	Wholesale	Retail	Other	Total

2003	$165.7	$248.7	$2.9	$417.3
2002	$182.7	250.6	3.7	437.0

Decrease	$(17.0)	$(1.9)	$(0.8)	$(19.7)
Percent decrease	(9.3)%	(0.8)%	(21.6)%	(4.5)%
      Wholesale net sales for 2003 of $165.7 million were approximately 9.3% less than 2002 net wholesale sales of $182.7 million. The Company’s 2003 domestic wholesale unit shipments increased approximately 2.5% as compared to 2002. The 2003 increase in unit shipments is primarily the result of an increase in the number of “close-out” units sold offset, in part, by lower seasonal booked orders. Overall price reductions in the Company’s Spring and Summer ’03 product offering (which averaged approximately 10%) had a significant impact on net sales in dollars. Net sales were also affected by a highly promotional market, which resulted in increased customer margin support to assist in more effective flow of Company products through the retail channels.
      The Company’s 2003 retail sales decrease resulted from a comparable store sales decrease of 6.3% compared to 2002, offset by sales volume generated from newly opened stores and an additional week of retail sales due to our 53 week fiscal year. The comparable store sales decrease resulted from a combination of our decision to lower retail price points, a more promotional sales environment and a general decline in store traffic reflecting the challenging retail environment. During 2003, the Company opened ten factory outlet stores and its first Lifestyle store. At January 3, 2004, the Company operated 165 domestic OshKosh B’Gosh retail stores, including 157 factory outlet stores, two showcase stores, five strip mall stores and a children’s only Lifestyle store.

Gross Profit
      The Company’s gross profit margin as a percentage of net sales was 36.2% in 2003 compared with 43.5% in 2002. The Company’s gross margin declined for several reasons. In both our wholesale and retail businesses, the decision made in 2002 to reduce selling prices an average of ten percent implemented with our 2002 Fall/ Back-to-School season had a continuing impact on our margins in 2003, particularly in the first half of the year. The Company also continued to support wholesale customers’ margins through negotiated support payments. In addition, a substantial increase in the number of units sold as “close-outs”, at substantially reduced selling prices, lowered our gross margin. The Company also recorded a charge of approximately $1.3 million against cost of sales to reduce excess inventory and related Spring 2004 purchase commitments resulting from the decision of a significant customer to close its children’s apparel stores in early 2004 and cancel orders.
      In the Company’s retail stores, lower customer traffic and sluggish product “sell-thru” necessitated markdowns to effectively flow seasonal inventory through our retail stores.
      The Company continued to evaluate and execute its sourcing strategy to reduce the overall cost of its product offering, considering production capacity in Mexico and Central America, the Far East and other regions of the world. However, pressures on selling prices could not be fully offset by product cost reductions. In addition, the Company’s reinvigorated design direction adds distinguishing features to its product which frequently results in incremental product costs. The Company makes its ultimate global sourcing decisions on the basis of quality, timeliness of delivery and price.
      Finally, the comparable 2002 gross margin had a $1.5 million favorable pre-tax LIFO impact, due to the substantial deflationary effects of our product sourcing in 2002. The impact of LIFO inventory was insignificant on 2003 gross margin.

Selling, General and Administrative Expenses (SG&A)
      The Company’s SG&A expenses for 2003 of $151.3 million were $2.4 million over 2002 SG&A expenses of $148.9 million. As a percentage of net sales, SG&A expenses were 36.2% in 2003 as compared to 34.1% in 2002. The increase in SG&A expenses in both dollars and as a percentage of sales relates primarily to continued expansion of the Company’s retail operations, including approximately $4.7 million in costs incurred to develop our Family Lifestyle store concept, approximately $1.0 million in severance related costs for personnel reductions and the further development of our OshKosh brand and Genuine Kids from OshKosh brand design teams. These cost increases are offset in part by the effects of cost cutting measures taken to align our corporate support functions with current business activities. SG&A expenses as a percentage of sales are also directly impacted by our sales decreases.

Royalty Income
      The Company licenses a children’s apparel line under the Genuine Kids from OshKosh trademark which is available exclusively in Target stores. The Company is responsible for all product design activities associated with this product. Genuine Kids product was introduced in Target stores in July 2003. The Company earned royalty income of $2.7 million based on sales from the product launch through the end of the year.
      The Company also continues to license the OshKosh B’Gosh and related trademarks, domestically and internationally.
      Domestically, royalty income relates to product extensions including footwear, hosiery, underwear, juvenile products, and certain outerwear. Royalty income from domestic licenses totaled $3.0 million in 2003, a $0.9 million (23.1%) decrease compared to $3.9 million in 2002. The reduction in domestic royalty income is primarily attributable to reduced sales of licensed products, which are generally distributed in the same channels as the OshKosh B’Gosh apparel product.
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

Other Income (Expense) — Net
      The Company’s 2003 and 2002 net other income (expense) was $0.5 million expense. The Company’s interest expense decreased in 2003 as a result of prepayment of all of the Company’s long-term debt in mid 2002.

Income Taxes
      The Company’s 2003 effective income tax rate was approximately 36.0% as compared to 37.0% in 2002. A reduced level of taxable income reduced the Company’s effective federal statutory income tax rate. Substantially all income is subject to taxation in the United States, and various state and local jurisdictions.

Net Income
      Net income for the year ended January 3, 2004 of $7.2 million was down $24.8 million (77.5%) from net income for the year ended December 28, 2002 of $32.0 million. Diluted Class A earnings per share of $0.60 was 76.4% less than 2002 diluted Class A earnings per share of $2.54.
SEASONALITY OF BUSINESS
      The Company’s business continues to be seasonal, with highest sales and income in the second half of the year, which includes significant wholesale shipping periods and a major retail selling season at its retail stores. The Company’s sales and income in the first half of the year are typically lower than the second half of the year because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2005 quarterly sales and income.
FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
      At January 1, 2005, the Company’s cash and cash equivalents and investments were $37.7 million, compared to $23.9 million at the end of 2003. The Company’s investments consist of highly liquid debt instruments that are used as part of the Company’s daily cash management program. Net working capital at January 1, 2005 was $77.8 million compared to $70.6 million at January 3, 2004. Accounts receivable at January 1, 2005 was $12.4 million compared to $16.7 million at January 3, 2004, due to a reduction in sales in the Company’s wholesale business. Inventories at January 1, 2005 were $61.0 million, compared to $61.4 million at the end of 2003.
      In 2004, the Company generated operating cash flow from its net income, reduced accounts receivable attributable to a further contraction of its wholesale business and the reversal of certain temporary differences including inventory, accounts receivable reserves and the effect of federal bonus depreciation that reduced cash payments for income taxes. Compared to 2003, 2004 cash flow from operations improved substantially, from $4.0 million to $28.4 million. This increase in cash flow is primarily attributable to an increase in net income of $6.6 million, a $3.6 million increase in the utilization a deferred tax assets, and a $4.2 million reduction in accounts receivable due to a contraction of the Company’s wholesale business. The Company maintained stable inventory levels despite an increase in the number of retail stores. This inventory management improved operating cash flow by $4.5 million, compared to 2003.
      Compared to 2002, 2003 cash flows were negatively impacted by a $24.9 million reduction in net income, a $3.8 million reduction in the benefit of stock option exercises due to limited exercises in 2003, and a $6.6 million increase in prepaid expenses primarily attributable to a deposit on insurance contract made by the Company in 2003. 2002 cash flows were also favorably impacted by a $9.0 million reduction in accounts receivable due to reduced wholesale sales volume over prior year levels, and utilization of $5.4 million in temporary tax differences, reducing cash payments for income taxes.
      Cash used in investing activities totaled $23.7 million in 2004, compared to $7.1 million of cash provided by investing activities in 2003 and $22.0 million of cash used in investing activities in 2002. The Company manages its temporarily excess cash by investing in highly liquid debt instruments, classified as investments on the Company’s consolidated balance sheets. Cash flows from investing activities are affected by year end changes in the level of investments, in addition to annual capital expenditure levels. Capital expenditures were $11.8 million in 2004, compared with $4.1 million in 2003 and $5.7 million in 2002. Capital expenditures in each year related primarily to retail store expansions and remodeling. 2004 capital expenditures included the buildout of 14 Lifestyle stores, which generally involve greater buildout costs than comparable size outlet stores.
      Cash used in financing activities totaled $4.5 million in 2004, compared to $12.2 million in 2003 and $41.8 million in 2002. The Company’s primary financing activities consisted of long-term debt prepayments in 2002, stock repurchase transactions in 2002 and 2003, and cash dividends and issuances of common shares through stock option exercises in 2002, 2003 and 2004. Cash dividends on the Company’s Class A and Class B common stock totaled $0.44 per share and $0.38 per share, respectively, in 2004, $0.36 per share and $0.31 per share, respectively, in 2003, and $0.26 per share and $0.225 per share, respectively, in 2002. The Company’s current quarterly cash dividend on its Class A and Class B Common stock is $0.11 and $0.095, respectively.
      On December 6, 1999, the Company’s Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December  11, 2000, the Company’s Board of Directors authorized an addition of 1.0 million shares to this repurchase program. The Company utilizes a stock repurchase program to enhance long-term shareholder value by using available excess cash to reduce the capitalization of the Company. During 2003 and 2002, the Company repurchased 400,400 and 712,000 shares, respectively, of its Class A common stock under this program for approximately $8.9 million and $21.2 million, respectively. The Company did not repurchase any common stock during 2004. As of January 1, 2005, the Company has 151,200 shares of its Class A common stock available to be repurchased under its current repurchase program. Based on current stock prices, completion of the stock repurchase plan would not materially impact the Company’s liquidity.
      The Company made cash contributions of $4.9 million and $3.5 million to its defined benefit pension plans covering hourly and salaried employees to maintain a funding status in excess of accumulated benefits obligation during 2004 and 2003, respectively. After evaluating current market conditions and future expectations, the Company lowered its discount rate again in 2004 from 6.0% to 5.75% and maintained its expected long-term rate of return of 8.0% to reflect current market expectations.
      On October 28, 2004, the Company amended its unsecured credit agreement with a number of banks that provides a $60 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The amended revolving credit facility expires April 28, 2006. There were no outstanding borrowings against the revolving credit arrangement at January 1, 2005 although the Credit Agreement is used to support merchandise letters of credit with its international vendors. The Company believes that this credit facility, along with cash generated from operations, will be sufficient to finance the Company’s seasonal working capital needs, capital expenditures, and completion of its stock repurchase program, as well as other business development needs.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
      The following tables summarize our contractual and commercial obligations as of January 1, 2005:

	Payment Due by Period
	(In thousands)

		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Contractual Obligations
Long-term debt	$—	$—	$—	$—	$—
Capital leases	—	—	—	—	—
Operating leases	70,500	19,111	22,904	12,996	15,489
Employment contract(1)	1,230	410	820	—	—

	Amounts of Commitment Expiration per Period
	(In thousands)

		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Other Commercial Commitments
Working capital facility	$—	$—	$—	$—	$—
Purchase obligations(2)	44,712	44,712	—	—	—
Merchandise Letters of Credit	11,825	11,825	—	—	—
Standby Letters of Credit	400	400	—	—	—
Employee benefit plans	3,788	501	1,200	1,249	838

(1)	Includes base salary only. Employment contract also provides for other compensation, including annual incentive performance cash bonus, stock-based compensation and fringe benefits.

(2)	Represents purchase orders for inventory commitments.
NEW ACCOUNTING PRONOUNCEMENTS
      On February 7, 2005, the SEC staff provided guidance which clarified the staff’s position related to lessee accounting for operating leases under Statement of Financial Accounting Standard (SFAS) No. 13, “Accounting for Leases”. The staff’s guidance included the following items: (1) leasehold improvements should be amortized over the shorter of their economic life or the lease term (generally without renewals), (2) rent expense should be recognized on a straight line basis over the lease term, unless another systematic and rational allocation is more representative of the time pattern in which the leased property is physically employed and (3) landlord incentives should be recorded as deferred rent, and amortized as reductions to rent expense over the lease term.
      The Company has consistently amortized leasehold improvements over the shorter of their economic life or the lease term, without renewals. The Company has also consistently recorded rent expense on a straight line basis over the period in which it derives use benefit of the leased property, under the provisions of FASB Technical Bulletin 85-3 “Accounting for Operating Leases with Scheduled Rent Increases”. However, the Company had previously netted landlord construction incentives against related property, plant and equipment additions in the Company’s consolidated balance sheets and consolidated statements of cash flows. To conform to this guidance, property, plant and equipment and deferred rent have been reclassified on prior year consolidated balance sheets and statements of cash flows. The application of this guidance did not result in any change to the Company’s 2002, 2003 or 2004 consolidated statements of income.
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment”. This statement requires expensing of stock options and other share-based payments beginning in 2005, and supersedes the FASB’s earlier rule (the original SFAS No. 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. The Company will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after

June 15, 2005. While the Company has not yet determined the fair market value of its stock options under the alternative methods prescribed by this statement, the Company has disclosed the pro-forma impact of expensing stock options using the Black-Scholes method in Note 1 to its financial statements. Under the modified prospective method of adoption prescribed by SFAS No. 123(R), financial statements subsequent to June  15, 2005 will include the financial impact of expensing all options that are not vested as of the transition date, but prior financial statements would not be affected.
      In March 2004, the Emerging Issues Task Force issued EITF No. 03-6, “Participating Securities and the Two — Class Method under SFAS No. 128”, which provided additional guidance in applying SFAS No. 128, “Earnings Per Share”. SFAS No. 128, as currently interpreted, requires companies that have a class of common stock with different dividend rates from those of another class of common stock to present basic and diluted earnings per share for each class of stock. Previously, the Company had presented diluted earnings per share for Class A common stock following the if-converted method in all periods of net income. The if-converted method required by SFAS No. 128 in computing diluted earnings per share required the Company to assume conversion of the Class B common shares into Class A common shares in periods of net income when computing Class A diluted earnings per share.
      The Company has expanded its earnings per share information to present diluted Class B common earnings per share for each period for which an income statement is presented. EITF No. 03-6 requires presentation of diluted Class B earnings per share for each period in which an income statement is presented regardless of whether the Class A diluted earnings per share presented assumes conversion of Class B common shares into Class A common shares for the same income statement period. Note 1 to the Company’s consolidated financial statements further describes this presentation.
CRITICAL ACCOUNTING POLICIES
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s 2004 Annual Report.
      Critical accounting policies are those that are most important to the presentation of the Company’s financial condition and the results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. The Company’s most critical accounting policies pertain to revenue recognition, net accounts receivable, inventories, accrued expenses, income taxes and stock-based compensation. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004. There were no significant changes in the application of critical accounting policies or estimates during 2004. Management must use informed judgments and best estimates to properly apply these critical accounting policies. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.
Revenue Recognition
      Retail store revenue is recognized at the time of sale and is net of returns.
      Revenue within the Company’s wholesale business is recognized at the time merchandise is shipped from the Company’s distribution centers, as this is when title and risk of loss passes to the customer. Revenue is reduced by provision for returns when the return is authorized by the Company. Revenue reductions related to margin support, allowances and advertising support are recorded when revenue from the related shipment of product is recognized.
      Wholesale revenue is recorded net of returns, margin support, allowances and certain advertising support.

Returns
      The Company determines the amount of potential returns of unsaleable products, and reduces sales for the full amount of the credit that is anticipated will be issued or has been issued to its wholesale customers.

Margin Support
      In the apparel industry, a supplier often faces pressure from its customers to support retail margins on the sale of the supplier’s product. The Company has historically provided allowances to its customers to assist the customer in meeting its margin expectations, and to maintain or establish long-term customer relationships. To determine the adequacy of its support, as reflected on the financial statements, the Company periodically reviews potential customer support obligations for all product shipped through the date of the financial statements. These amounts are evaluated on a customer-by-customer basis based on an evaluation of product sell-through results, retailer performance, current market conditions, the strategic importance of the customer’s ongoing business relationship and any unauthorized deductions taken by the customer. Settlements of margin support arrangements are periodically compared to the Company’s original estimates to enhance the Company’s ability to predict support levels in subsequent seasons. Margin support arrangements are recorded as a reduction of sales.

Advertising Support
      Support for customers’ advertising activities, product presentation or other promotions are considered reductions of revenue unless such support relates to advertising material the Company could obtain independently, which is recorded as advertising expense provided it does not exceed the fair value of such services. The Company records advertising commitments during the year as they are formalized, considering the Company’s prior history in dealing with customer advertising support.
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
      The Company regularly receives unauthorized charge backs from its customers for a variety of operational reasons, including settlement of margin support agreements. The Company periodically evaluates the adequacy of its reserve for promotional programs on a customer-by-customer basis. The Company also considers margin support requirements and likely charge backs that are anticipated to be taken in the foreseeable future to properly match these expenses with the revenue reflected in the Company’s financial statements.
      Allowances for returns of unsaleable products are also reflected as a reduction to accounts receivable as they are generally settled upon payment of customer invoices.
Inventories
      Inventories are stated at lower of cost (using the last-in, first-out method) or market. The Company continually evaluates the composition of its inventories by season to assess slow-turning, current season product as well as prior season fashion product. This analysis is significantly influenced by customer cancellations that occur after the Company has made commitments to produce its seasonal products. Due to a limited sales period for each fashion season, excess product from current and prior seasons has a diminished market value. The Company sells these units as “close-outs”, generally at substantially reduced selling prices. Factors influencing net realizable value include desirability of the product, quantity and size range of each item available, the overall supply of close-out merchandise in the off-price market, recent negotiated selling prices and the seasonality of the product being sold. The Company evaluates the net realizable value of remaining inventory by season and records the inventory at the lower of cost or net realizable value.
Accrued Expenses
      Accrued expenses for employee health insurance, workers’ compensation, profit sharing, contracted advertising, professional fees and other outstanding Company obligations are assessed based on statistical trends and estimates based on projections and current expectations, and are updated periodically as additional information becomes available.
Income Taxes
      The Company estimates its current tax expense (state and federal), and identifies temporary and permanent differences resulting from different treatment of items for tax and financial reporting purposes. Temporary differences result in deferred tax assets, which are included on the Company’s consolidated balance sheet. The Company’s consistent history of taxable income makes the realization of the benefit of deferred tax assets probable. The Company also periodically evaluates and has sufficiently provided for potential assessments of additional tax and interest by federal and state governmental authorities based on the ultimate settlement of current or pending audits.
Stock-Based Compensation
      The Company currently accounts for stock-based compensation on stock options and restricted stock grants under the intrinsic value method, as permitted by APB No. 25. Under this pronouncement, compensation expense is recorded based on the difference between the exercise price of stock options and the fair market value of the underlying stock on the date of the option grant. Under the Company’s non-qualified stock option program, the exercise price has consistently been set at the fair value of the underlying stock on the date of the option grant, resulting in no additional compensation expense. For restricted stock grants, the Company calculates compensation expense based on the fair value of the stock on date of the restricted stock grant, and amortizes this amount over the vesting period of the underlying restricted stock grant.
      SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” requires proforma disclosure concerning the impact on net income had fair value accounting called for under SFAS No. 123 been applied for the year ending January 1, 2005. The issuance of SFAS No. 123(R), “Share-Based Payment” in December 2004 will require the Company to expense the fair market value of its stock options for periods beginning after June 15, 2005.
      The Company currently utilizes the Black-Scholes method to determine the fair market value of non-qualified stock option grants, and discloses all relevant assumptions inherent in this valuation model and the proforma information required under SFAS No. 148 in a footnote to its financial statements. The Company updates the assumptions necessary to properly value stock options on the date of non-qualified stock option grants or restricted stock grants.
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      The Company makes certain judgements and uses estimates and assumptions when applying significant accounting policies in the preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States. The development and selection of critical accounting policies and the related disclosures have been reviewed with the Audit Committee of the Board of Directors. While there have not been any changes in the selection or application of significant accounting policies during the year, the Company utilizes critical estimates and assumptions relating to the application of its provision for obsolete inventory, as described below.
      In evaluating the need for a valuation allowance to reduce the carrying value of inventory to net realizable value, the Company estimates what portion of its seasonal inventory, including non-cancelable inventory commitments, may ultimately become obsolete. Obsolete inventory is generally sold as “close-outs”, generally at substantially reduced selling prices. In applying this accounting principle, the Company must estimate the portion of each season’s inventory that may result in excess or obsolete inventory, and further must estimate the net realizable value of this inventory. Net realizable value is affected by the timing of product availability, quantities of product available, and overall market conditions including the availability of similar product. Changes in the assumptions regarding what portion of seasonal inventory will be obsolete, or the net realizable value of obsolete inventory could have a significant impact on the Company’s results of operations and financial position. For example, if the Company were to over-estimate the net realizable value of its obsolete inventory by 10%, the impact on cost of goods sold, gross margin and operating income would be approximately $600,000. While the Company uses historic information and carefully analyzes current market conditions in making these estimates, it cannot be assured that the ultimate liquidation of this inventory or the actual amount of obsolete inventory that must be sold through off-price channels will correspond with its estimates as of January 1, 2005.
FORWARD OUTLOOK
      The Company currently projects first quarter 2005 total Company net sales to increase over first quarter 2004 levels. The Company’s booked orders in dollars for the 2005 Spring and Summer seasons were below orders booked in dollars for the comparable 2004 season. However, the Company is currently planning a comparable store sales increase in our retail business for early 2005 along with incremental sales from stores opened during 2004, including 14 Lifestyle stores. These expected retail sales increases will be offset, at least in part, by the closure of five under-performing retail stores in early January, 2005. The overall impact of these closings is expected to be immaterial to the Company’s consolidated financial statements. The Company expects to open two new outlet stores and close one additional location in 2005, in addition to opening a flagship Lifestyle store in the Mall of America.
      The Company is continuing to pursue its Lifestyle store specialty retail strategy. By the Fall 2005 season, the Company intends to merchandise its Lifestyle stores exclusively for children. This conversion is not anticipated to result in any material financial charges. Existing store locations will be converted to exclusively children’s stores, without substantial modifications to the store setting or fixturing, which have been well received by consumers. Assortments of adult merchandise will be sold through May, and remaining inventory will be liquidated through the Company’s outlet stores. The Company hopes to develop its Lifestyle stores to provide for a full range of children’s wardrobing needs, including apparel, gifts and accessories, and to create an emotional bond with our consumers who will think of the OshKosh brand first.
      The Company anticipates that total royalty income from domestic and international use of OshKosh B’Gosh and related trademarks and use of Genuine Kids from OshKosh, will be comparable or improve slightly over 2004 amounts.
      For the entire year 2005, capital expenditures are expected to total approximately $5.0 million, due primarily to retail store needs. The Company is currently budgeting depreciation and amortization for 2005 of approximately $7.0 million. The Company’s effective tax rate is expected to be approximately 36.0% for 2005.
      The foregoing forward-looking statements are qualified in their entirety by the reference to the risks and uncertainties set forth under the heading “Forward-Looking Statements” below.
FORWARD-LOOKING STATEMENTS
      Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the “SEC”), in Company press releases and in oral statements made by, or with the approval of, authorized personnel that relate to the Company’s future performance, including, without limitation, statements with respect to the Company’s anticipated financial position, results of operations and level of business for 2005 or any other future period, are forward-looking statements within the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are generally indicated by words or phrases such as “intends”, “plan”, “estimate”, “project”, “anticipate”, “hopes”, “believes”, “expects”, “currently anticipates”, and similar phrases are based on current expectations only and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, projected or estimated.
      Among the factors that could cause actual results to materially differ include the level of consumer spending for apparel, particularly in the children’s wear segment, the impact of deflation on children’s wear apparel prices; risks associated with competition in the market place, including the financial condition of and consolidations, restructurings and other ownership changes in, the apparel and related products industry and the retail industry, the introduction of new products or pricing changes by the Company’s competitors, and the Company’s ability to remain competitive with respect to product, service and value; risks associated with the Company’s dependence on sales to a limited number of large department and specialty store customers, including risks related to customer requirements for vendor margin support, as well as risks related to extending credit to large customers; risks associated with possible deterioration in the strength of the retail industry, including, but not limited to, business conditions and the economy, natural disasters, and the unanticipated loss of a major customer; risks related to the failure of Company suppliers to timely deliver needed raw materials, risks associated with importing its products into the United States under current and future customs and quota rules and regulations, which are becoming increasingly stressed, risks associated with using a global transportation matrix including a number of ports that are experiencing capacity constraints, and the Company’s ability to correctly balance the level of its commitments with actual orders; risks associated with terrorist activities as well as risks associated with foreign operations including global disease management; risks related to the Company’s ability to defend and protect its trademarks and other proprietary rights and other risks related to managing intellectual property issues. In addition, the inability to ship Company products within agreed time frames due to unanticipated manufacturing, distribution system or freight carrier delays or the failure of Company contractors to deliver products within scheduled time frames are risk factors in ongoing business. As a part of the Company’s product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Africa, Mexico and Central America. If financial, political, impact of natural disasters or other difficulties were to adversely impact the Company’s contractors in these regions, it could disrupt the supply of product contracted for by the Company.
      The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
      The Company has an unsecured $60 million revolving credit facility available for general corporate purposes. Borrowings under this agreement bear interest at a variable rate, based on the London Interbank Offered Rates. The Company does not presently hedge its interest rate risk. Since the Company did not have any outstanding debt at the end of 2004, a 1% change in interest rates would not have a material impact on the Company’s interest expense for fiscal 2005.
Foreign Currency Risk
      The Company contracts for the manufacture of apparel with contractors in Asia, Central America, Mexico and other parts of the world. While these contracts are stated in terms of U.S. dollars, there can be no assurance that the cost for the production of the Company’s products will not be affected by exchange fluctuations between the United States and the local currencies of these contractors. Due to the number of currencies involved, the Company cannot quantify the potential impact of future currency fluctuations on net income in future years. The Company does not hedge its foreign currency risk.
Inflation Risk
      While the current deflationary environment, especially in the apparel industry, affects the Company’s results of operations, the Company manages its inflation/deflation risks by ongoing review of product selling prices and production costs. Management believes the Company’s ability to match product selling prices with production cost reduces these risks and their affect on the Company’s business, its consolidated financial position, results of operations or cash flows.
Investment Risk
      The Company does not believe it has material exposure to market risk with respect to any of its investments. The Company does not utilize market rate sensitive instruments for trading or other purposes. For information regarding the Company’s investments, refer to the Cash and cash equivalents and Investments sections of Note 1 to the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
OshKosh B’Gosh, Inc.:
      We have audited the accompanying consolidated balance sheets of OshKosh B’Gosh, Inc. and subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2005 and January 3, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Milwaukee, Wisconsin
February 25, 2005

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of OshKosh B’Gosh, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Management has evaluated the effectiveness of its internal control over financial reporting as of January 1, 2005 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of January 1, 2005.
      The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.
OSHKOSH B’GOSH, INC.

By:	/s/ DOUGLAS W. HYDE Douglas W. Hyde Chairman of the Board and Chief Executive Officer	By:	/s/ MICHAEL L. HEIDER Michael L. Heider Vice President Finance, Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
OshKosh B’Gosh, Inc.:
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Oshkosh B’Gosh and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2005, of the Company and our report dated February 25, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.
Milwaukee, Wisconsin
February 25, 2005

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	January 1,	January 3,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$3,608	$3,456
Investments	34,070	20,475
Accounts receivable, net	12,428	16,669
Inventories	61,044	61,358
Prepaid expenses and other current assets	10,242	8,316
Deferred income taxes	7,750	10,100

Total current assets	129,142	120,374
Property, plant and equipment, net	29,130	24,296
Deferred income taxes	950	2,000
Other assets	5,168	5,855

Total assets	$164,390	$152,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,169	$16,961
Accrued liabilities	33,197	32,827

Total current liabilities	51,366	49,788
Deferred rent	4,037	1,325
Employee benefit plan liabilities	11,253	13,647
Shareholders’ equity
Preferred stock, par value $.01 per share:
Authorized — 1,000,000 shares; Issued and Outstanding — None	—	—
Common stock, par value $.01 per share:
Class A, authorized — 30,000,000 shares; Issued and Outstanding — 9,579,330 shares in 2004, — 9,436,869 shares in 2003	95	94
Class B, authorized — 4,425,000 shares; Issued and Outstanding — 2,182,926 shares in 2004, — 2,184,261 shares in 2003	22	22
Additional paid-in capital	3,726	—
Retained earnings	96,426	87,649
Unearned compensation under restricted stock plan	(2,535)	—

Total shareholders’ equity	97,734	87,765

Total liabilities and shareholders’ equity	$164,390	$152,525

See notes to consolidated financial statements.

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	For the Year Ended

	January 1,	January 3,	December 28,
	2005	2004	2002

Net sales	$398,740	$417,272	$436,989
Cost of products sold	240,180	266,119	246,744

Gross profit	158,560	151,153	190,245
Selling, general and administrative expenses	151,185	151,251	148,947
Royalty income, net	(12,972)	(11,688)	(10,188)
(Gain) loss on sale of assets	(1,140)	(158)	84

Operating income	21,487	11,748	51,402

Other income (expense):
Interest expense	(222)	(718)	(1,097)
Interest income	308	200	528
Miscellaneous	22	4	28

Other income (expense) — net	108	(514)	(541)

Income before income taxes	21,595	11,234	50,861
Income taxes	7,776	4,045	18,816

Net income	$13,819	$7,189	$32,045

Net income per common share
Basic — Class A	$1.21	$0.62	$2.65
Basic — Class B	$1.05	$0.54	$2.30
Diluted — Class A	$1.17	$0.60	$2.54
Diluted — Class B	$1.04	$0.54	$2.26
See notes to consolidated financial statements.

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Amounts in thousands, except per share amounts)

	Common Stock
							Unearned
							Compensation
	Class A		Class B		Additional		Under
					Paid-In	Retained	Restricted
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock Plan

Balance — December 29, 2001	10,020	$100	2,208	$22	$5,339	$68,551	$(312)
Net income	—	—	—	—	—	32,045	—
Dividends
— Class A ($.26 per share)	—	—	—	—	—	(2,635)	—
— Class B ($.225 per share)	—	—	—	—	—	(495)	—
Conversions of common shares	13	—	(13)	—	—	—	—
Stock options exercised	437	4	—	—	6,614	—	—
Income tax benefit from stock options exercised	—	—	—	—	4,108	—	—
Compensation earned under restricted stock plan	—	—	—	—	—	—	292
Repurchase and retirement of common shares	(712)	(7)	—	—	(16,061)	(5,176)	—

Balance — December 28, 2002	9,758	97	2,195	22	—	92,290	(20)
Net income	—	—	—	—	—	7,189	—
Dividends
— Class A ($.36 per share)	—	—	—	—	—	(3,460)	—
— Class B ($.31 per share)	—	—	—	—	—	(679)	—
Conversions of common shares	11	—	(11)	—	—	—	—
Stock options exercised, net	68	1	—	—	867	—	—
Income tax benefit from stock options exercised	—	—	—	—	321	—	—
Additional consideration under restricted stock plan	—	—	—	—	67	—	(67)
Compensation earned under restricted stock plan	—	—	—	—	—	—	87
Repurchase and retirement of common shares	(400)	(4)	—	—	(1,255)	(7,691)	—

Balance — January 3, 2004	9,437	94	2,184	22	—	87,649	—
Net income	—	—	—	—	—	13,819	—
Dividends
— Class A ($.44 per share)	—	—	—	—	—	(4,212)	—
— Class B ($.38 per share)	—	—	—	—	—	(830)	—
Conversions of common shares	1	—	(1)	—	—	—	—
Stock options exercised	29	—	—	—	513	—	—
Income tax benefit from stock options exercised	—	—	—	—	50	—	—
Forfeitures of restricted stock	(18)	—	—	—	—	—	—
Award of restricted stock	130	1	—	—	3,163	—	(3,164)
Compensation earned under restricted stock plan	—	—	—	—	—	—	629

Balance — January 1, 2005	9,579	$95	2,183	$22	$3,726	$96,426	$(2,535)

See notes to consolidated financial statements.

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Year Ended

	January 1,	January 3,	December 28,
	2005	2004	2002

Cash flows from operating activities
Net income	$13,819	$7,189	$32,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,580	6,860	6,937
Amortization	531	598	1,013
(Gain) loss on disposal of assets	(1,140)	(158)	349
Deferred income taxes	3,400	(200)	5,400
Compensation earned under restricted stock plan	629	87	292
Income tax benefit from stock option exercises	50	321	4,108
Benefit plan expense, net of contributions	(2,394)	(446)	(3,924)
Changes in operating assets and liabilities:
Accounts receivable	4,241	60	8,968
Inventories	314	(4,244)	(1,685)
Prepaid expenses and other current assets	(1,926)	(6,631)	(78)
Accounts payable	1,208	5,054	678
Accrued liabilities and other non-current liabilities	3,082	(4,535)	284

Net cash provided by operating activities	28,394	3,955	54,387
Cash flows from investing activities
Additions to property, plant and equipment	(11,847)	(4,090)	(5,722)
Proceeds from disposal of assets	2,115	510	369
Sale (purchase) of investments	(13,595)	11,090	(16,270)
Changes in other assets	(386)	(421)	(402)

Net cash (used in) provided by investing activities	(23,713)	7,089	(22,025)
Cash flows from financing activities
Payments on long-term debt	—	—	(24,000)
Dividends paid	(5,042)	(4,139)	(3,130)
Net proceeds from issuance of common shares	513	868	6,618
Repurchase of common shares	—	(8,950)	(21,244)

Net cash used in financing activities	(4,529)	(12,221)	(41,756)

Net increase (decrease) in cash and cash equivalents	152	(1,177)	(9,394)
Cash and cash equivalents at beginning of year	3,456	4,633	14,027

Cash and cash equivalents at end of year	$3,608	$3,456	$4,633

Supplementary disclosures
Cash paid for interest	$144	$287	$652
Cash paid for income taxes	$2,706	$6,625	$5,434
See notes to consolidated financial statements.

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES

Business
      OshKosh B’Gosh, Inc. and its wholly-owned subsidiaries (the Company) are engaged primarily in the design, sourcing and marketing of children’s apparel to wholesale customers and through Company-owned retail stores.

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

Cash and cash equivalents
      Cash equivalents consist primarily of highly liquid investments, such as money market accounts, with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value.

Investments
      The Company’s investments consist of highly liquid debt instruments with short duration put features or auction rate debt securities. These investments are classified as available for sale securities and are stated at cost, which approximates market value. The Company’s policy is to invest temporarily excess cash in high grade liquid debt instruments with short term interest characteristics. The Company historically classified these instruments as cash equivalents. After a detailed review of the characteristics of each instrument, the Company has determined that these instruments are more properly classified as investments in the Company’s consolidated balance sheets, and that the purchase or sale of these instruments are properly reflected as an investing activity in the Company’s consolidated statements of cash flows, and has reclassified prior year amounts to conform to this presentation. Sale (purchase) of investments includes frequent transactions as part of the Company’s cash management process. Total sales (purchases) amounted to $83,155 and $(96,750) in 2004, $107,960 and $(96,870) in 2003, and $141,015 and $(157,285) in 2002, respectively.

Financial instruments
      The fair value of financial instruments, primarily cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities do not materially differ from their carrying value due to their short-term nature.

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Accounts receivable
      Accounts receivable are recorded net of allowances, which totaled $4,398 in 2004 and $5,602 in 2003.

Inventories
      Inventories are stated at the lower of cost or market on the last-in, first-out (LIFO) basis.

Property, plant and equipment
      Property, plant and equipment are carried at cost or at management’s estimate of fair market value if considered impaired under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” less accumulated depreciation. Expenditures for improvements that increase asset values or extend usefulness are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization for financial reporting purposes are calculated using the straight-line method based on the following useful lives:

Years

Land improvements	10 to 15
Buildings	10 to 40
Leasehold improvements	5 to 10
Machinery, fixtures and equipment	3 to 10
      Leasehold improvements are depreciated over the shorter of the lease term (not including renewals) or the estimated useful life.

Construction Allowances
      Construction allowances received from landlords are recorded as deferred rent and amortized as reductions to rent expense over the lease term.

Revenue recognition
      Revenue within wholesale operations is recognized at the time merchandise is shipped and title and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, margin support, allowances, and certain co-op advertising support. Returns are recorded when the company authorizes the return of product. Margin support arrangements are based on management’s estimate of seasonal support levels that correspond with current period product shipments. Allowances for the settlement of promotional programs are estimated based on product sell-through results, current market conditions and existing open chargeback levels. Advertising support arrangements not specifically relating to the reimbursement for actual advertising expenses by the Company’s customers are recorded in the period corresponding with the shipment of seasonal products, as a reduction of revenues.
      Retail store revenues are recognized at the time of sale, net of all promotional discounts and estimated returns.
      Royalty income is recognized based on actual sales of licensed products.

Cost of products sold
      Cost of products sold includes inventory production or procurement costs, including inbound freight, duty, planning, purchasing, sourcing, inbound quality, and inspection costs.

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Shipping and handling fees and costs
      Shipping and handling fees charged to customers are included in net sales. Shipping and handling costs, including inbound freight, purchasing and inspection costs, are included in cost of products sold.

Selling, general and administrative costs
      Selling, general and administrative costs include selling, advertising, distribution, general and administrative costs. Distribution costs, including receiving, warehousing and internal transfer costs, totaled $22,426, $24,011 and $24,191 in 2004, 2003 and 2002, respectively.

Advertising
      Advertising costs are expensed as incurred and totaled $8,129, $7,867 and $11,550 in 2004, 2003 and 2002, respectively.

Earnings per share
      The Company maintains two classes of common stock — Class A and Class B common stock. Shares of Class B common stock may be converted to an equal number of Class A common shares, without restriction. The Company’s common stock authorization provides that dividends must be paid on both the Class A and Class B common stock at any time that dividends are paid. Each share of Class A common stock is entitled to receive 115% of the cash dividend paid on each share of Class B common stock.
      In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-6, “Participating Securities and the Two — Class Method under SFAS No. 128” (EITF 03-6). EITF 03-6 provides guidance in determining when the two-class method, as defined in SFAS No. 128, “Earnings per Share,” must be utilized in calculating earnings per share. This EITF was adopted by the Company during 2004 and the Company now presents basic and diluted earnings per share for both Class A common stock and Class B common stock. Prior periods earnings per share presentations have been recast to conform with the current year presentation.
      Basic earnings per share for the Company’s Class A and Class B common stock is calculated by dividing net income allocated to Class A and Class B common stock by the weighted average number of shares of Class A and Class B common stock outstanding. Net income available to the Company’s Class A and Class B common stockholders for the basic earnings per share calculation is allocated among each class based upon a 15% dividend preference on Class A common stock.
      The following table shows how net income is allocated using this method:

	2004	2003	2002

Allocation of Net Income — Basic
Common A	$11,535	$6,007	$26,967
Common B	2,284	1,182	5,078

Total	$13,819	$7,189	$32,045

      In periods in which the Company has income available to common shareholders, diluted earnings per share for the Company’s Class A common stock is calculated by dividing total net income by total weighted average shares outstanding, which includes the dilutive effect of employee stock options and the conversion feature of the Company’s Class B common stock. The conversion feature of the Company’s Class B common stock is included in the calculation of Class A diluted earnings per share in periods of income as the effect of the conversion is dilutive.

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The Company’s Class B diluted earning per share is also presented for each period regardless of whether the Class B common shares are assumed converted into Class A common shares in the computation of diluted Class A earnings per share. Diluted earnings per share for the Company’s Class B common stock is calculated similarly to Class B basic earnings per share whereby net income available to the Company’s Class A and Class B common stockholders for the diluted earnings per share calculation is allocated among each class based upon a 15% dividend preference on Class A common stock, including the dilutive effect of stock options on Class A common stock.
      The following table shows how net income is allocated using this method:

	2004	2003	2002

Allocation of Net Income — Diluted
Common A	$11,542	$6,012	$27,064
Common B	2,277	1,177	4,981

Total	$13,819	$7,189	$32,045

      The following table illustrates the weighted average number of common shares outstanding during the year that were used in the calculation of basic and diluted earnings per share:

	Shares in thousands
	2004	2003	2002

Weighted average shares — Basic — Class A	9,559	9,641	10,177
Employee stock options (treasury stock method)	55	111	260
Weighted average shares — Class B (if-converted to Class A)	2,184	2,192	2,204

Total Weighted average shares for Class A diluted earnings per share	11,798	11,944	12,641

      The Company had 520,525, 339,225 and 317,500 employee stock options for Class A common stock that were anti-dilutive in 2004, 2003 and 2002, respectively, and, accordingly, are not included in the diluted earnings per share calculations.

Stock-based compensation — options
      The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant and the number of shares granted is fixed.
      The OshKosh B’Gosh, Inc. 2004 Incentive Stock Plan (Plan) as adopted by the Board of Directors on February 17, 2004, was approved by the Company’s shareholders at its annual shareholders’ meeting on May 4, 2004. The Plan, which became effective August 1, 2004, permits stock option and restricted stock grants covering a maximum of 1,350,000 shares of Class A Common Stock, all of which were available for grant at January 1, 2005. The Company’s prior Incentive Stock Plans expired in August 2004 with approximately 250,000 shares available for grant. Stock options granted under these plans generally have ten-year terms and vest ratably over a four-year period following date of grant.
      The following pro forma information regarding net income and net income per share required by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
4.13%, 3.90% and 4.91%; annual dividend yield of 2.04%, 1.19% and 0.68%; volatility factors of the expected market price of the Company’s common stock of .429, .364 and .514; and a weighted-average expected life of the option of approximately eight years. Changes in these subjective assumptions can significantly affect the fair value calculations.
      The estimated fair values of the options are amortized to expense over the options’ vesting periods:

	2004	2003	2002

Net income as reported	$13,819	$7,189	$32,045
Add: Stock based compensation included in net income as reported, net of related tax effects	402	55	184
Deduct: Stock based compensation determined under fair value based methods for all awards, net of related tax effects	(1,659)	(1,706)	(2,256)

Pro forma net income	$12,562	$5,538	$29,973

Net income per common share as reported
Basic — Class A	1.21	0.62	2.65
Basic — Class B	1.05	0.54	2.30
Diluted — Class A	1.17	0.60	2.54
Diluted — Class B	1.04	0.54	2.26
Pro forma net income per common share
Basic — Class A	1.10	0.48	2.48
Basic — Class B	0.95	0.42	2.16
Diluted — Class A	1.06	0.47	2.39
Diluted — Class B	0.95	0.42	2.13
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123(R) is effective in the first reporting period beginning after June 15, 2005. The Company is currently evaluating the impact of this statement.

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      A summary of the Company’s stock option activity and related information follows:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
	Options	Average	Options	Average	Options	Average
	(000’s)	Exercise Price	(000’s)	Exercise Price	(000’s)	Exercise Price

Outstanding-beginning of year	1,055	$26	1,029	$26	1,199	$17
Granted	221	22	240	24	345	41
Exercised	(29)	18	(115)	18	(441)	15
Forfeited	(60)	28	(99)	31	(74)	23

Outstanding — end of Year	1,187	$25	1,055	$26	1,029	$26

Exercisable at end of year	732	$24	540	$23	419	$22
Weighted-average fair value of options granted during year		$6.52		$7.15		$15.94

	Options Outstanding			Options Exercisable

		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
	Outstanding	Contract	Average	Outstanding	Average
Range of Exercise Prices	(000’s)	Life	Exercise Price	(000’s)	Exercise Price

$ 7 to $ 9	2	2.1	$8	2	$8
$15 to $17	140	5.1	$16	140	$16
$18 to $23	556	6.5	$20	336	$19
$24 to $34	239	7.9	$25	110	$27
$36 to $42	250	7.1	$41	144	$41

	1,187			732

Stock-based compensation — restricted stock
      On February 10, 2004, the Company issued 129,700 shares of restricted stock to certain key employees. The restrictions lapse over four years based on attainment of certain financial performance targets and continued employment. Under APB No. 25, compensation expense is reflected over the period in which services are performed and when the financial performance targets are met.

Fiscal year
      The Company’s fiscal year is a 52/53-week year ending on the Saturday closest to December 31. Fiscal 2004 was a 52-week year that ended on January 1, 2005. Fiscal 2003 was a 53-week year that ended on January 3, 2004 and fiscal 2002 was a 52-week year that ended on December 28, 2002. All references to years in this report refer to the fiscal years described above.

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Comprehensive income
      Comprehensive income equaled net income for all years presented.

Reclassifications
      Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2.	INVENTORIES
      A summary of inventories follows:

	January 1,	January 3,
	2005	2004

Finished goods	$48,285	$51,750
Work in process	11,703	8,817
Raw materials	1,056	791

Total	$61,044	$61,358

      The replacement cost of inventory exceeds the above LIFO costs by $10,972 and $10,515 at January 1, 2005 and January 3, 2004, respectively.

NOTE 3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS
      A summary of prepaid expenses and other current assets follows:

	January 1,	January 3,
	2005	2004

Deposit under insurance contract	$4,500	$4,500
Prepaid rent	2,092	1,857
Other current assets	3,650	1,959

	$10,242	$8,316

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT
      A summary of property, plant and equipment follows:

	January 1,	January 3,
	2005	2004

Land and improvements	$2,579	$2,654
Buildings	13,509	13,831
Leasehold improvements	29,024	22,095
Machinery, fixtures and equipment	36,759	34,517
Construction in progress	9	36

Total	81,880	73,133
Less: accumulated depreciation and amortization	52,750	48,837

Property, plant and equipment, net	$29,130	$24,296

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

NOTE 5.	CREDIT AGREEMENTS
      The Company has an unsecured credit agreement with a number of banks which provides a $60,000 revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The revolving credit facility expires April 28, 2006. Merchandise letters of credit of approximately $11,825 and standby letters of credit of $400 were outstanding at January 1, 2005, with $47,775 of the unused revolving credit facility available for borrowing.
      Under the terms of the agreement, interest rates are determined at the time of borrowing and are based on London Interbank Offered Rates plus additional basis points (effectively 3.32% at January 1, 2005). Commitment fees of 0.15% are required on the revolving credit facility. The Company is required to maintain certain financial ratios in connection with this agreement. As of January 1, 2005, the Company is in compliance with all of its financial covenants. There were no outstanding borrowings against the revolving credit arrangement at January 1, 2005 and January 3, 2004.

NOTE 6.	ACCRUED LIABILITIES
      A summary of accrued liabilities follows:

	January 1,	January 3,
	2005	2004

Compensation	$7,462	$5,125
Workers’ compensation	7,050	7,800
Income taxes	7,682	6,098
Other	11,003	13,804

Total	$33,197	$32,827

NOTE 7.	LEASES
      The Company leases certain property and equipment including a design studio, retail stores, manufacturing facilities and a regional sales office under operating leases. Certain leases provide the Company with renewal options. Rent expense for leases with scheduled rent increases is recognized on a straight line basis over the time period in which use benefit is derived. Leases for retail sales facilities provide for minimum rentals plus contingent rentals based on sales volume.
      Minimum future rental payments under noncancellable operating leases are as follows:

Fiscal Year

2005	$19,111
2006	13,238
2007	9,666
2008	7,472
2009	5,524
Thereafter	15,489

Total minimum lease payments	$70,500

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Total rent expense charged to operations for all operating leases is as follows:

	2004	2003	2002

Minimum rentals	$23,343	$21,476	$20,346
Contingent rentals	755	710	1,112

Total rent expense	$24,098	$22,186	$21,458

NOTE 8.	INCOME TAXES
      Income tax expense is comprised of the following:

	2004	2003	2002

Current:
Federal	$3,739	$3,659	$12,102
State and local	637	586	1,314
Deferred	3,400	(200)	5,400

Total	$7,776	$4,045	$18,816

      Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax basis of Company assets and liabilities and include the following components:

	January 1,	January 3,
	2005	2004

	Assets (Liabilities)
Current deferred taxes
Accounts receivable allowances	$1,525	$2,012
Inventory valuation	1,964	2,452
Accrued liabilities	4,084	5,102
Other	177	534

Total net current deferred tax assets	$7,750	$10,100

Non-current deferred taxes
Depreciation	$(1,993)	$(1,427)
Deferred employee benefits	2,466	3,185
Trademark	512	478
Other	(35)	(236)

Total net non-current deferred tax assets	$950	$2,000

      Substantially all income is subject to United States taxation. A reconciliation of the federal statutory income tax rate to the effective tax rates reflected in the consolidated statements of income follows:

	2004	2003	2002

Federal statutory tax rate	35.0%	34.0%	35.0%
Differences resulting from:
State and local income taxes, net of federal income tax benefit	2.0	3.4	2.2
Other, including federal employment credits	(1.0)	(1.4)	(.2)

Total	36.0%	36.0%	37.0%

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

NOTE 9.	RETIREMENT PLANS
      The Company has defined contribution and defined benefit pension plans covering substantially all full-time U.S. employees. Charges to operations by the Company for these plans totaled $4,430, $4,173 and $3,658 for 2004, 2003 and 2002, respectively.

Defined benefit plans
      The Company sponsors several defined benefit pension plans covering certain U.S. hourly and salaried employees. These pension plan assets are invested in group annuity contracts and equity securities based on the Company’s overall strategic investment direction as follows:

	Target Allocation	Expected Long-Term
	Percentage	Rate of Return

Equity investments	50%	9-10%
Intermediate term debt investments	40%	5-7%
Real estate investments	10%	6-8%

Total	100%	8%

      The long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.
      The defined benefit pension plan assets were invested as follows as of the end of each year:

	2004	2003

Equity investments	50%	50%
Intermediate term debt investments	39%	39%
Real estate investments	11%	11%

Total	100%	100%

      The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit Obligation	2004	2003

Discount rate	5.75%	6.0%
Rates of increase in compensation level	0- 4.5%	0- 4.5%

Net Periodic Pension Cost	2004	2003	2002

Discount rate	6.0%	6.5%	7.0%
Expected long-term rate of return on assets	8.0%	8.0%	8.0%
Rates of increase in compensation levels	0- 4.5%	0- 4.5%	0- 4.5%

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Net periodic pension cost was comprised of:

	2004	2003	2002

Service cost	$2,456	$2,184	$2,053
Interest cost	3,084	2,806	2,667
Expected return on plan assets	(3,559)	(2,926)	(2,892)
Amortization of prior service cost	324	323	313
Amortization of transition obligation	—	(151)	(159)
Recognized actuarial loss (gain)	246	98	(273)

Net periodic pension cost	$2,551	$2,334	$1,709

      A reconciliation of changes in the projected pension benefit obligation and plan assets follows:

	2004	2003

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$51,189	$44,727
Service cost	2,456	2,184
Interest cost	3,084	2,806
Amendments	100	82
Actuarial loss	2,565	3,333
Benefits paid	(1,694)	(1,943)

Projected benefit obligation at end of year	57,700	51,189

Change in plan assets
Fair value of plan assets at beginning of year	44,479	36,569
Actual return on plan assets	3,748	6,326
Company contributions	4,904	3,527
Benefits paid	(1,694)	(1,943)

Fair value of plan assets at end of year	51,437	44,479

Funded status
Funded status of plan	(6,263)	(6,710)
Unrecognized net actuarial loss	5,840	3,711
Unrecognized prior service cost	792	1,016

Accrued benefit cost	$369	$(1,983)

      Amounts recognized in the Consolidated Balance Sheets:

	2004	2003

Prepaid benefit cost	$3,917	$4,009
Accrued benefit liability	(3,548)	(5,992)

	$369	$(1,983)

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	ABO> Assets	ABO> Assets
	January 1,	January 3,
	2005	2004

Projected benefit obligations	$3,460	$2,672
Accumulated benefit obligations	2,952	2,261
Fair value of plan assets	—	—
      Total accumulated benefit obligations for all defined benefit plans totaled $47,491 and $39,466 at January 1, 2005 and January 3, 2004, respectively.
      The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years.

Fiscal Year

2005	$1,400
2006	1,300
2007	1,900
2008	1,700
2009	2,400
2010-2014	16,400

$25,100

      While limited to funding requirements of federal laws and regulations, the Company intends to annually fund the qualified plans in an amount sufficient to have plan assets in excess of the accumulated benefit obligation at year end. The amount to be funded in 2005 is currently estimated to be approximately $2,000.
      The Company also sponsors an unfunded defined benefit post-retirement life and health insurance plan that covers qualifying salaried employees.

Defined contribution plans
      The Company maintains retirement plans covering certain salaried and hourly employees pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. Matching contributions by the Company on participant contributions amounted to approximately $357, $432 and $439 for 2004, 2003 and 2002, respectively. The retirement plans also allow for discretionary contributions as determined by the Company’s Retirement Plan Committee. Charges to operations by the Company for annual discretionary contributions under this plan totaled $1,328, $1,292 and $1,222 for 2004, 2003 and 2002, respectively.
      The Company also has supplemental retirement programs for designated employees. Annual provisions to this unfunded plan are discretionary and are determined by the Company’s Retirement Plan Committee. Charges to operations by the Company for additions to this plan totaled $194, $115 and $288 for 2004, 2003 and 2002, respectively.

NOTE 10.	COMMON STOCK
      The Company maintains a stock conversion plan whereby shares of Class B common stock may be converted to an equal number of Class A common shares.

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The Company’s common stock authorization provides that dividends be paid on both the Class A and Class B common stock at any time that dividends are paid on either. Whenever dividends (other than dividends of Company stock) are paid on the common stock, each share of Class A common stock is entitled to receive 115% of the dividend paid on each share of Class B common stock.
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
      On December 6, 1999, the Company’s Board of Directors authorized a repurchase program for up to 1.5 million shares of its Class A common stock. On December 11, 2000, the Company’s Board of Directors authorized an addition of 1.0 million shares to this repurchase program. During 2003 and 2002, the Company repurchased 400,400 and 712,000 shares, respectively, of its Class A common stock under this program for approximately $8,950 and $21,244, respectively. The Company did not repurchase any common stock during 2004. As of January 1, 2005, the Company had 151,200 shares of its Class A common stock available to be repurchased under its current repurchase program.

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
      In 2004, 2003 and 2002 no individual customer had sales in excess of 10% of the Company’s net sales.

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
      The Company designs, sources and markets apparel products using primarily the OshKosh B’Gosh brand. The apparel products are primarily marketed in two distinct distribution channels: domestic wholesale and through Company-owned retail stores. The Company designs and sources product to meet the needs of these distribution channels through a single procurement business unit.
      Certain operations have been segregated into segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company manages its business operations by periodic analysis of business unit results. For this purpose, domestic wholesale, retail, and procurement are separately identified for management reporting and are considered segments as defined by SFAS No. 131.

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Management evaluates the operating performance of each of its business units based on income before taxes as well as return on net assets. For this purpose, product is transferred from procurement to the domestic wholesale and retail business units at cost. However, procurement receives a markup on product sold by the Company’s wholesale and retail business units. Accounting policies used for segment reporting are consistent with the Company’s overall accounting policies, except that inventories are valued on a FIFO basis. In addition, interest income, interest expense, certain corporate office expenses and the effects of the LIFO inventory valuation method are not allocated to individual business units, and are included in the All Other/Corporate column below.
      Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company’s reportable segments follows:

	Domestic			All Other/
	Wholesale	Retail	Procurement	Corporate	Total

January 1, 2005
Net sales	$137,776	$258,234	$92	$2,638	$398,740
Income before income taxes	7,222	594	5,126	8,653	21,595
Assets	24,616	75,955	18,323	45,496	164,390
Depreciation expense	1,014	4,639	398	529	6,580
Property, plant and equipment additions	347	11,397	75	28	11,847
January 3, 2004
Net sales	$165,700	$248,694	$141	$2,737	$417,272
Income (loss) before income taxes	2,108	9,618	(1,562)	1,070	11,234
Assets	34,844	64,309	15,265	38,107	152,525
Depreciation expense	1,283	4,461	487	629	6,860
Property, plant and equipment additions	494	3,358	165	73	4,090
December 28, 2002
Net sales	$182,744	$250,539	$180	$3,526	$436,989
Income before income taxes	16,541	22,354	11,048	918	50,861
Assets	44,026	49,274	15,638	47,107	156,045
Depreciation expense	1,651	4,044	555	687	6,937
Property, plant and equipment additions	425	5,155	108	34	5,722

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

NOTE 14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2004 Quarter Ended

	April 3,	July 3,	October 2,	January 1,
	2004	2004	2004	2005

Net sales	$79,507	$83,081	$115,187	$120,965
Gross profit	30,798	31,772	45,819	50,171
Net income (loss)	(1,196)	(1,613)	8,003	8,625
Net income (loss) per common share:
Basic — Class A	(0.10)	(0.14)	0.70	0.75
Basic — Class B	(0.10)	(0.14)	0.61	0.65
Diluted — Class A	(0.10)	(0.14)	0.68	0.73
Diluted — Class B	(0.10)	(0.14)	0.60	0.65

	2003 Quarter Ended

	April 5,	July 5	October 4,	January 3,
	2003	2003	2003	2004

Net sales	$99,287	$84,546	$124,097	$109,342
Gross profit	40,704	30,700	44,656	35,093
Net income (loss)	1,281	(1,874)	6,783	999
Net income (loss) per common share:
Basic — Class A	0.11	(0.16)	0.59	0.09
Basic — Class B	0.10	(0.16)	0.51	0.08
Diluted — Class A	0.11	(0.16)	0.57	0.08
Diluted — Class B	0.10	(0.16)	0.51	0.08

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s principal executive officer and principal financial officer have reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report on Form 10-K (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.
Internal Control over Financial Reporting
      Management’s annual report on internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are included in Item 8 under the headings “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and incorporated herein by reference.
Changes in Internal Control over Financial Reporting
      There have not been any significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B’Gosh, Inc. for its annual meeting to be held on May 3, 2005, under the captions “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B’Gosh, Inc. for its annual meeting to be held on May 3, 2005, under the captions “Management Compensation” and “Directors’ Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B’Gosh, Inc. for its annual meeting to be held on May 3, 2005, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B’Gosh, Inc. for its annual meeting to be held on May 3, 2005, under the caption “Directors and Executive Officers”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this item is incorporated by reference to the definitive Proxy Statement of OshKosh B’Gosh, Inc. for its annual meeting to be held on May 3, 2005, under the caption, “Report of the Audit Committee”.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) (1) Financial Statements

Financial statements for OshKosh B’Gosh, Inc. listed in the Index to Financial Statements and Supplementary Data are filed as part of this Annual Report.

(2) Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

Schedules not included have been omitted because the schedules are not applicable, the amounts are immaterial or the required information is included in the consolidated financial statements or notes thereto.

(3) Index to Exhibits
      (b) Exhibits

See Exhibit Index, attached hereto.

SIGNATURES
Date: March 14, 2005
      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH B’GOSH, INC.

By:	/s/ DOUGLAS W. HYDE

Douglas W. Hyde
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ MICHAEL L. HEIDER

Michael L. Heider
Vice President Finance, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature		Title

By:	/s/ DOUGLAS W. HYDE	Chairman of the Board, Chief Executive Officer and Director

By:	/s/ MICHAEL L. HEIDER	Vice President Finance, Treasurer and Chief Financial Officer

By:	/s/ STEVEN R. DUBACK	Director

By:	/s/ WILLIAM F. WYMAN	Director

By:	/s/ PHOEBE A. WOOD	Director

By:	/s/ SHIRLEY A. DAWE	Director

By:	/s/ TAMARA L. HEIM	Director

By:	/s/ ROBERT C. SIEGEL	Director

Exhibit Index

3.1		Restated Certificate of Incorporation of OshKosh B’Gosh, Inc., dated May 9, 2002 (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).
3.2		By-laws of OshKosh B’Gosh, Inc., as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K dated February 15, 2005, filed on February 17, 2005).

*10	.1	OshKosh B’Gosh, Inc. 401(K) Plan, as amended, effective January 1, 2004.

*10	.2	OshKosh B’Gosh, Inc. Pension Plan, as amended, effective January 1, 2005.

*10	.3	OshKosh B’Gosh, Inc. Executive Non-Qualified Profit Sharing Plan, as amended. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2004).

*10	.4	OshKosh B’Gosh, Inc. Excess Benefit Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

*10	.5	OshKosh B’Gosh, Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

*10	.6	OshKosh B’Gosh, Inc. 2004 Supplemental Profit Sharing Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 8-K dated December 30, 2004, filed on January 4, 2005).

*10	.7	OshKosh B’Gosh, Inc. Officers Medical and Dental Reimbursement Plan, as amended.

*10	.8	OshKosh B’Gosh, Inc. 1994 Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).

10.9		OshKosh B’Gosh, Inc. 1995 Outside Director’s Stock Option Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

*10	.10	OshKosh B’Gosh, Inc. 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration Number 333-122617, filed on February 7, 2005).

10.11		Credit agreement between OshKosh B’Gosh, Inc. and U.S. Bank N.A. and participating banks as amended, dated as of October 28, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 1, 2004).

*10	.12	Employment Agreement between OshKosh B’Gosh, Inc. and David L. Omachinski (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 8-K dated December 7, 2004, filed on December 10, 2004).

21		List of subsidiaries

23		Consent of Deloitte & Touche LLP

31.1		Certification by the Chief Executive Officer

31.2		Certification by the Vice President Finance, Treasurer and Chief Financial Officer

32.1		Section 906 of the Sarbanes-Oxley Act Certification by the Chief Executive Officer

32.2		Section 906 of the Sarbanes-Oxley Act Certification by the Vice President Finance, Treasurer and Chief Financial Officer

*	Represents a plan that covers compensation, benefits and/or related arrangements for executive management.

OSHKOSH B’GOSH, INC. AND SUBSIDIARIES
Schedule II
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	Net of	End of
	of Period	Expenses	Recoveries	Period

Allowance for Doubtful Accounts
January 1, 2005	$200	$(79)	$21	$100
January 3, 2004	300	(6)	94	200
December 28, 2002	500	(96)	104	300
Allowance for Promotional Programs
January 1, 2005	$5,402	$28,937	$30,041	$4,298
January 3, 2004	4,937	48,211	47,746	5,402
December 28, 2002	6,575	35,629	37,267	4,937