Form 10-Q
period 2005-04-20
OSHKOSH B GOSH INC
filed 2005-04-20
CIK 75042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2005

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

As of April 13, 2005, there were outstanding 9,631,299 shares of Class A Common Stock and 2,181,906 shares of Class B Common Stock.

FORM 10-Q
OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	April 2, 2005	January 1, 2005*

	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$5,575	$3,608
Investments	25,400	34,070
Accounts receivable, net	15,725	12,428
Inventories	54,086	61,044
Prepaid expenses and other current assets	10,070	10,242
Deferred income taxes	6,950	7,750

Total current assets	117,806	129,142

Property, plant and equipment	82,098	81,880
Less accumulated depreciation and amortization	54,456	52,750

Net property, plant and equipment	27,642	29,130

Non-current deferred income taxes	1,350	950
Other assets	5,161	5,168

Total assets	$151,959	$164,390

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,922	$18,169
Accrued liabilities	28,875	33,197

Total current liabilities	39,797	51,366

Deferred rent	3,965	4,037
Employee benefit plan liabilities	11,078	11,253

Shareholders' equity
Preferred stock	--	--
Common stock:
Class A	96	95
Class B	22	22
Additional paid-in capital	4,629	3,726
Retained earnings	94,710	96,426
Unearned compensation under restricted stock plan	(2,338)	(2,535)

Total shareholders' equity	97,119	97,734

Total liabilities and shareholders' equity	$151,959	$164,390

*Condensed from audited financial statements. See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three-Month Period Ended

	April 2, 2005	April 3, 2004

Net Sales	$84,496	$79,507

Cost of products sold	51,138	48,709

Gross profit	33,358	30,798

Selling, general and administrative expenses	37,460	36,594
Royalty income, net	(3,311)	(2,863)
Gain on sale of assets	(3)	(1,037)

Operating loss	(788)	(1,896)

Other income (expense):
Interest expense	(47)	(49)
Interest income	135	67
Miscellaneous	(7)	9

Other income (expense) -- net	81	27

Loss before income taxes	(707)	(1,869)

Income taxes (benefit)	(255)	(673)

Net loss	$(452)	$(1,196)

Net loss per common share
Basic -- Class A	$(0.04)	$(0.10)
Basic -- Class B	$(0.04)	$(0.10)
Diluted -- Class A	$(0.04)	$(0.10)
Diluted -- Class B	$(0.04)	$(0.10)

Weighted average common shares outstanding
Basic -- Class A	11,785	11,693
Basic -- Class B	11,785	11,693
Diluted -- Class A	11,785	11,693
Diluted -- Class B	11,785	11,693

Cash dividends per common share
Class A	$0.110	$0.110
Class B	$0.095	$0.095

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three-Month Period Ended

	April 2, 2005	April 3, 2004

Cash flows from operating activities
Net loss	$(452)	$(1,196)
Depreciation and amortization	1,889	1,620
Deferred income taxes	400	450
Income tax benefit from stock options exercised	137	2
Items in net loss not affecting cash and cash equivalents	19	(1,186)
Changes in current assets	3,833	1,180
Changes in current liabilities and deferred rent	(11,641)	(6,954)

Net cash used in operating activities	(5,815)	(6,084)

Cash flows from investing activities
Additions to property, plant and equipment	(309)	(945)
Proceeds from disposal of assets	3	1,869
Sale of investments, net	8,670	7,610
Changes in other assets	(85)	(120)

Net cash provided by investing activities	8,279	8,414

Cash flows from financing activities
Dividends paid	(1,263)	(1,259)
Net proceeds from issuance of common shares	766	19

Net cash used in financing activities	(497)	(1,240)

Net increase in cash and cash equivalents	1,967	1,090

Cash and cash equivalents at beginning of period	3,608	3,456

Cash and cash equivalents at end of period	$5,575	$4,546

See notes to condensed consolidated financial statements.

OSHKOSH B'GOSH, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 1. BASIS OF PREPARATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Company management, necessary to present fairly the financial position as of April 2, 2005, the results of operations for the three-month periods ended April 2, 2005 and April 3, 2004 and cash flows for the three-month periods ended April 2, 2005 and April 3, 2004. Certain prior year amounts have been reclassified to conform with the current year presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual fiscal period after June 15, 2005. The Company is required to adopt SFAS No. 123(R) in its first quarter of fiscal 2006, beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Additionally, SFAS No. 123(R) requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R) and for all subsequent stock options granted thereafter. The Company is currently evaluating the impact of adoption of this statement.

NOTE 3. INVENTORIES

A summary of inventories follows:

	April 2, 2005	January 1, 2005

Finished goods	$48,024	$48,285
Work in process	3,719	11,703
Raw materials	2,343	1,056

Total	$54,086	$61,044

The replacement cost of inventory exceeds the above LIFO costs by $10,972 at April 2, 2005 and January 1, 2005.

NOTE 4. PENSION PLANS

The Company accounts for its defined benefit pension plans under the provisions of SFAS No. 87, "Employers' Accounting for Pensions," including the enhanced disclosures outlined in SFAS No. 132R, "Employers' Disclosure about Pensions and other Postretirement Benefits."

The Company's net periodic pension cost is comprised of the following components:

	Three-Months Ended

	April 2, 2005	April 3, 2004

Service cost	$504	$575
Interest cost	829	730
Expected return on assets	(1,029)	(875)
Amortization of prior service costs	81	81
Recognized actuarial loss	51	25

Net periodic pension cost	$436	$536

The Company has not made any contributions to its defined benefit pension plans in 2005. While the Company has not yet determined the amount of its 2005 minimum and maximum funding levels for its qualified defined benefit pension plans, the Company intends to fund the qualified plans annually in an amount sufficient to have plan assets exceed the accumulated benefit obligation at year end while remaining in compliance with federal laws and regulations. The amount to be funded in 2005 is currently estimated to be approximately $2,000.

The assumptions used in the valuation of the Company's pension plans and the target investment allocations have remained the same as those disclosed in the Company's 2004 annual report.

NOTE 5. COMMON STOCK

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant and the number of shares granted is fixed, no compensation expense is recognized.

The OshKosh B'Gosh, Inc. 2004 Incentive Stock Plan, which became effective August 1, 2004, permits stock option and restricted stock grants covering a maximum of 1,350,000 shares of Class A Common Stock. Stock options granted under these plans generally have ten-year terms and vest ratably over a four-year period following date of grant.

The following pro forma information regarding net loss and net loss per share required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004, respectively: risk-free interest rates of 4.10% and 4.13%; annual dividend yield of 1.62% and 2.04%; volatility factors of the expected market price of the Company's common stock of 0.433 and 0.429; and a weighted-average expected life of the option of approximately eight years. Changes in these subjective assumptions can significantly affect the fair value calculations.

The estimated fair values of the options are amortized to expense over the options' vesting periods.

	Three-Months Ended

	April 2, 2005	April 3, 2004

Net loss as reported	$(452)	$(1,196)
Add: Stock based compensation included in net loss as reported, net of related tax effects	126	114
Deduct: Stock based compensation determined under fair value based methods for all awards, net of related tax effects	(424)	(434)

Pro forma net loss	$(750)	$(1,516)
Net loss per common share as reported
Basic -- Class A	(0.04)	(0.10)
Basic -- Class B	(0.04)	(0.10)
Diluted -- Class A	(0.04)	(0.10)
Diluted -- Class B	(0.04)	(0.10)
Pro forma net loss per common share
Basic -- Class A	(0.06)	(0.13)
Basic -- Class B	(0.06)	(0.13)
Diluted -- Class A	(0.06)	(0.13)
Diluted -- Class B	(0.06)	(0.13)

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

Segment assets include all assets used in the operation of each business unit, including accounts receivable, inventories and property, plant and equipment. Certain other corporate assets that cannot be specifically identified with the operation of a business unit are not allocated. Financial information for the Company's reportable segments follows (in thousands):

	Domestic			All Other/
	Wholesale	Retail	Procurement	Corporate	Total

For the three months ended April 2, 2005

Net sales	$32,016	$51,522	$--	$958	$84,496
Income (loss) before income taxes	121	(4,465)	1,439	2,198	(707)
Assets	24,120	78,803	10,919	38,117	151,959
Depreciation expense	236	1,356	65	140	1,797
Property, plant and equipment
additions	18	273	16	2	309

For the three months ended April 3, 2004

Net sales	$32,112	$46,514	$58	$823	$79,507
Income (loss) before income taxes	366	(5,466)	1,206	2,025	(1,869)
Assets	29,797	69,409	14,850	28,932	142,988
Depreciation expense	247	999	121	136	1,503
Property, plant and equipment
additions	82	845	7	11	945

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net sales increased $5.0 million (6.3%), primarily as a result of a 7.8% comparable store sales increase in the Company's retail stores, and additional sales contributed by Lifestyle stores opened during 2004. The comparable store sales increase is primarily attributable to an increase in the average selling price per item, based on a more compelling merchandise assortment and improved retail inventory management.

The increase in the Company's average retail selling price and a higher proportion of retail sales to total sales resulted in an increase in the Company's gross margin percentage from 38.7% to 39.5%. This gross margin percentage increase, combined with additional sales contributed by Lifestyle stores, resulted in an increase of $2.6 million in the Company's gross profit from $30.8 million in the first quarter of 2004 to $33.4 million in the first quarter of 2005.

The Company continued to control its selling, general and administrative expenses. Total selling, general and administrative expenses increased over prior year levels due to the operation of additional Lifestyle stores during the first quarter of 2005 compared to the first quarter of 2004. Royalty income for the first quarter increased from $2.9 million to $3.3 million, due to improved selling of the Genuine Kids from OshKosh product line, available exclusively at Target stores, and growth from the Company's international licensing agreements, primarily in Europe and Japan.

As a result of these factors, the Company's operating results improved to a net loss of ($0.04) in the first quarter of 2005 compared to a net loss of ($0.10) in the comparable quarter of 2004.

On February 17, 2005 the Company announced that in an effort to maximize shareholder value it has retained Goldman, Sachs & Co., a longtime financial advisor to the Company, to assist the Company in evaluating strategic alternatives, including a possible sale of the Company.

A more detailed analysis of the Company's results of operations and financial condition follows:

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected Company statement of operations data expressed as a percentage of net sales.

	As a Percentage of Net Sales for the
	Three-Month Period Ended

	April 2, 2005	April 3, 2004

Net Sales	100.0%	100.0%
Cost of products sold	60.5%	61.3%

Gross profit	39.5%	38.7%
Selling, general and administrative expenses	44.3%	46.0%
Royalty income, net	(3.9%)	(3.6%)
Gain on sale of assets	--	(1.3%)

Operating loss	(0.9%)	(2.4%)
Other income (expense) -- net	0.1%	--

Loss before income taxes	(0.8%)	(2.4%)
Income taxes (benefit)	(0.3%)	(0.9%)

Net loss	(0.5%)	(1.5%)

The Company's net sales for the three-month periods ended April 2, 2005 and April 3, 2004 are summarized as follows:

	Net Sales (Dollars in millions)

	Domestic

	Wholesale	Retail	Other	Total

Three months ended:
April 2, 2005	$32.0	$51.5	$1.0	$84.5
April 3, 2004	32.1	46.5	0.9	79.5

Increase (decrease)	$(0.1)	$5.0	$(0.1)	$5.0

Percent increase (decrease)	(0.3%)	10.8%	11.1%	6.3%

Net Sales

The Company's domestic wholesale unit shipments in the first quarter of 2005 were approximately 8.7% less than the comparable quarter in 2004, due in part to a reduction in close-out units sold. While the Company's products have experienced improved sell through, our wholesale customers continue to take a cautious approach to their inventory positions. Wholesale sales in dollars were comparable with prior year amounts. The impact of reduced unit shipments was offset by an increase in the average unit selling price, due to a reduction in close-out units sold at significant discounts, and a shift in product mix.

The Company's retail sales for the first quarter of 2005 were $5.0 million (10.8%) greater than the first quarter of 2004. The Company's comparable store sales reflected a 7.8% increase for the quarter, in addition to sales contributed by Lifestyle stores opened subsequent to April 3, 2004. The Company's comparable store sales calculations include sales for all stores that were open for the entire comparable fiscal periods, including remodeled and relocated stores. The comparable store sales increase is primarily attributable to an increase in the average selling price. The Company's reinvigorated product design has gained a level of consumer acceptance in its retail stores. Product enhancements, combined with improved inventory management, have reduced the need for promotional markdowns to sell seasonal product, resulting in increases in comparable store sales.

The Company closed five underperforming outlet stores in early January 2005. At April 2, 2005, the Company operated 170 domestic OshKosh retail stores, including 155 outlet stores and 15 Lifestyle stores. At April 3, 2004, the Company operated a total of 162 domestic OshKosh retail stores, including 3 Lifestyle stores.

Gross Profit

The Company's gross profit margin as a percent of sales was 39.5% in the first quarter of 2005, compared to 38.7% in the first quarter of 2004. A growing proportion of the Company's net sales came from its retail business at higher gross margins. This increase in proportion of retail sales contributes approximately 30 basis points of gross margin improvement for the quarter. The Company's design direction included the addition of distinguishing features to its product offering to provide a more compelling value proposition for its consumers. At the Company's retail stores, this change has driven increases on product selling prices and corresponding gross margin. In the Company's wholesale business, the design direction has improved product sell through, but put additional pressure on its gross margins due to increased product cost. The Company continues to provide margin support to wholesale customers and maintains a promotional pricing policy in its retail outlet stores to support sales. These factors continue to influence the Company's gross profit margin.

Further, the Company continues to evaluate and execute its sourcing strategy to reduce the overall cost of its product offering, considering production capacity in Mexico and Central America, the Far East and other regions of the world. Sourcing initiatives partially offset the Company's reinvigorated design direction which has added distinguishing features to the product presentation. The Company makes its ultimate global sourcing decisions on the basis of quality, timeliness of delivery and price. During the first quarter of 2005, efficient execution of this strategic sourcing strategy enabled the Company to improve its overall gross profit margin.

The Company includes certain distribution costs in its selling, general and administrative expenses. Accordingly, the Company's gross margin may not be comparable with other companies that include certain distribution costs in costs of goods sold.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the first quarter of 2005 increased $0.9 million (2.4%) compared to the first quarter of 2004. As a percentage of net sales, SG&A expenses were 44.3% for the first quarter of 2005 as compared to 46.0% for the first quarter of 2004, due to the increase in net sales. In dollars, the Company incurred an additional $2.5 million in expenses related to an increase in the number of the Company's Lifestyle stores open during the first quarter of 2005 versus the number of stores open during the first quarter of 2004. These cost increases were partially offset by a $0.3 million reduction in distribution costs, $0.8 million in reduced advertising costs, and a $0.5 million reduction in other corporate support costs.

Royalty Income

The Company licenses a children's apparel line under the Genuine Kids from OshKosh trademark, which is available exclusively in Target stores. The Company is responsible for all product design activities associated with this product. Due to substantially improved sales of Genuine Kids product during the first quarter of 2005, the Company earned royalty income of $1.0 million, compared to $0.8 million in the first quarter of 2004.

The Company's domestic and international license agreements continue to generate royalty income. Domestically, royalty income from product extensions including footwear, hosiery, underwear, juvenile products and certain outerwear totaled $0.5 million in the first quarter of 2005, compared to $0.6 million in the first quarter of 2004. Internationally, royalty income from international markets increased $0.3 million to $1.8 million in the first quarter of 2005, compared to $1.5 million in the first quarter of 2004, due primarily to growth in Europe and Japan.

Gain on Sale of Assets

During the first quarter of 2004, the Company sold its vacant distribution center in Oshkosh, Wisconsin, resulting in a gain of approximately $1.1 million.

Operating Results

Operating income in the Company's wholesale business unit was comparable with the prior year, as pressure on gross margins was offset by reduced selling, general and administrative expenses associated with the wholesale business unit. In the Company's retail business unit, operating results for the traditionally lower seasonal first quarter were favorably impacted by comparable store sales increases, offset in part by additional store operating costs associated with the operation of Lifestyle stores. Improvement in the Company's operating income for its procurement business unit relates to continued efficient supply chain execution. As a result of these factors, the Company's operating loss of $0.8 million for the first quarter of 2005 is $1.1 million less than the operating loss of $1.9 million for the first quarter of 2004.

Other Income (Expense) - Net

The Company's net other income (expense) for the first quarter of 2005 and first quarter of 2004, relating primarily to interest income on cash equivalents and investments, was not material in either period.

Income Taxes (Benefit)

The Company's effective tax rate was 36.0% for the first quarter of 2005 and 2004. The Company's consistent history of taxable income suggests a loss in the first quarter provides an income tax benefit that will be utilized in future periods.

Net Loss

The Company recorded a net loss for the three months ended April 2, 2005 of $ 0.5 million, compared to a net loss of $1.2 million for the three months ended April 3, 2004. Net loss per share of ($0.04) for the three months ended April 2, 2005 reflects a $0.06 per share improvement over net loss per share of ($0.10) for the three months ended April 3, 2004, which included a $0.06 gain on sale of assets.

SEASONALITY OF BUSINESS

The Company's business continues to be seasonal, with highest sales and income in the second half of the year, which includes significant wholesale shipping periods and a major retail selling season at its retail stores. The Company's sales and income in the first half of the year are typically lower than the second half of the year because of relatively low domestic wholesale unit shipments and relatively modest retail store sales during this period. The Company anticipates this seasonality trend to continue to impact 2005 quarterly sales and income.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

At April 2, 2005, the Company's cash and cash equivalents and investments were $31.0 million, compared to $37.7 million at the end of 2004 and $17.4 million at April 3, 2004. The decrease in cash and cash equivalents and investments at April 2, 2005 compared with January 1, 2005 relates primarily to seasonal reductions in accounts payable and accrued liabilities. Net working capital at April 2, 2005 was $78.0 million compared to $77.8 million at January 1, 2005 and $69.2 million at April 3, 2004. Accounts receivable at April 2, 2005 were $15.7 million compared to $12.4 million at January 1, 2005, and $14.2 million at April 3, 2004. The increase in accounts receivable levels from April 3, 2004 relates to the timing of wholesale shipments in the later portion of the first quarter in 2005.

Inventories at April 2, 2005 were $54.1 million, compared to $61.0 million at January 1, 2005, and $62.2 million at April 3, 2004. Continued effective execution of the Company's sourcing plan has resulted in receipt of finished goods just prior to shipment to fulfill wholesale orders or to support retail inventory plans. This has reduced the amount of work-in-process in-transit inventory as of April 2, 2005.

Cash used in operations was approximately $5.8 million in the first three months of 2005 and $6.1 million in the comparable period in 2004 due to anticipated seasonal operating activities. During 2005 and 2004, the Company used operating cash to reduce seasonal accounts payable related to inventory acquisitions at year end. In 2005, an increase in accounts receivable due to timing of wholesale shipments toward the later portion of the first quarter also reduced operating cash flow, which was offset by reduced inventory levels at April 2, 2005.

Cash provided by investing activities totaled $8.3 million for the first three months of 2005 compared to $8.4 million in 2004, and relates primarily to seasonal liquidation of short-term investments used as part of the Company's cash management process to support operating cash flows. Capital expenditures were $0.3 million for the first three months of 2005, compared to $0.9 million in the first quarter of 2004. Proceeds from disposal of assets in the first three months of 2004 relate primarily to the sale of the vacant Oshkosh distribution center in early 2004.

Cash used in financing activities totaled $0.5 million for the first three months of 2005, compared to $1.2 million for the first three months of 2004. The Company's primary financing activities in 2005 and 2004 consisted of cash dividends paid, offset in part by cash received from stock option exercises.

Under existing stock repurchase programs authorized by the Company's board of directors, the Company has 151,200 shares of Class A common stock available to be repurchased. The Company utilizes a stock repurchase program to enhance long-term shareholder value by using excess cash to reduce the capitalization of the Company. The Company did not repurchase any common stock during the first quarter of 2005 or throughout 2004. Based on current stock prices, completion of the stock repurchase plan would not materially impact the Company's liquidity.

The Company has an unsecured credit agreement with a number of banks, as amended on October 28, 2004, which provides a $60 million revolving credit facility available for general corporate purposes, including cash borrowings and issuances of letters of credit. The agreement expires April 28, 2006. There were no outstanding borrowings against the revolving credit arrangement at April 2, 2005 or January 1, 2005, although the Credit Agreement is used to support merchandise letters of credit with its international vendors. The Company believes that this credit facility, along with cash generated from operations and the sale of investments, will be sufficient to finance the Company's seasonal working capital needs, capital expenditures, and any acquisitions under the Company's repurchase program, as well as other business development needs.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company's operating lease contractual obligations disclosure in its Annual Report on Form 10-K for the year ended January 1, 2005 has been updated to reflect the extension of store leases, partially offset by lease payments during the first three months of 2005.

Operating lease payments due by period are as follows:

(In thousands)

Less than 1 year	$14,848
1-3 years	25,276
4-5 years	14,698
After 5 years	17,031

Total obligation	$71,853

As of April 2, 2005, the Company remains obligated under commercial commitments for merchandise letters of credit of approximately $7.0 million and standby letters of credit of $0.2 million. All of these commitments expire within one year.

There have been no material changes to the Company's other contractual and commercial obligations from the amounts disclosed in its 2004 annual report.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company's 2004 Annual Report.

Critical accounting policies are those that are most important to the presentation of the Company's financial condition and the results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties. The Company's most critical accounting policies pertain to revenue recognition, net accounts receivable, inventories, accrued expenses, income taxes and stock-based compensation. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company's Annual Report on Form 10-K for the year ended January 1, 2005. There were no significant changes in the application of critical accounting policies or estimates during 2005. Management must use informed judgments and best estimates to properly apply these critical accounting policies. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

FORWARD OUTLOOK

The Company is currently planning low single-digit comparable store sales increases in our retail business for the second quarter along with incremental sales from stores opened during 2004, including 14 Lifestyle stores. These expected retail sales increases will be offset by the closure of five under-performing retail stores in early January 2005, and the decision to eliminate the June delivery to our wholesale customers which ordinarily would begin shipping on May 25. This delivery falls at a highly promotional time in the retail calendar, and has not achieved profitability expectations. As a result of this decision, we expect our second quarter wholesale sales to be approximately $5.0 million less than the second quarter of 2004.

We anticipate slightly lower consolidated net sales and flat to slightly lower operating results for the second quarter of 2005, compared to the comparable period in 2004.

The Company expects to open two new outlet stores and close one additional location in the remainder of 2005, in addition to opening a flagship Lifestyle store in the Mall of America.

The Company's Lifestyle store specialty retail strategy remains in place. Lifestyle stores will be merchandised exclusively for children, beginning with the Fall 2005 season. This conversion is not anticipated to result in any material financial charges. Existing store locations will be converted to exclusively children's stores, without substantial modifications to the store setting or fixturing, which have been well received by consumers. Assortments of adult merchandise will be sold through May, and remaining inventory will be liquidated through the Company's outlet stores. The Company hopes to develop its Lifestyle stores to provide for a full range of children's wardrobing needs, including apparel, gifts and accessories, and to create an emotional bond with our consumers who will think of the OshKosh brand first.

The Company anticipates that total royalty income from domestic and international use of OshKosh B'Gosh and related trademarks and use of Genuine Kids from OshKosh will improve over 2004 amounts, due to the ongoing success of the Genuine Kids label.

For the entire year 2005, capital expenditures are expected to total approximately $5.0 million, due primarily to retail store needs. The Company is currently budgeting depreciation and amortization for 2005 of approximately $7.0 million. The Company's effective tax rate is expected to be approximately 36.0% for 2005.

The foregoing forward-looking statements are qualified in their entirety by the reference to the risks and uncertainties set forth under the heading "Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

Statements contained herein and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in Company press releases and in oral statements made by, or with the approval of, authorized personnel that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated financial position, results of operations and level of business for 2005 or any other future period, are forward-looking statements within the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Such statements, which are generally indicated by words or phrases such as "intends", "planning", "estimate", "project", "anticipate", "hopes", "believes", "expect", "currently anticipates", and similar phrases are based on current expectations only and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, projected or estimated.

Among the factors that could cause actual results to materially differ include the level of consumer spending for apparel, particularly in the children's wear segment, the impact of deflation on children's wear apparel prices; risks associated with competition in the market place, including the financial condition of and consolidations, restructurings and other ownership changes in, the apparel and related products industry and the retail industry, the introduction of new products or pricing changes by the Company's competitors, and the Company's ability to remain competitive with respect to its product value proposition; risks associated with the Company's dependence on sales to a limited number of wholesale customers, including risks related to customer requirements for vendor margin support, as well as risks related to extending credit to large customers; risks associated with possible deterioration in the strength of the retail industry, including, but not limited to, business conditions and the economy, natural disasters, and the unanticipated loss of a major customer; risks related to the failure of Company suppliers to timely deliver needed raw materials, risks associated with importing its products into the United States under current and future customs and quota rules and regulations, risks associated with using a global transportation matrix including a number of ports that are experiencing capacity constraints, and the Company's ability to correctly balance the level of its commitments with actual orders; risks associated with terrorist activities as well as risks associated with foreign operations including global disease management; risks related to the Company's ability to defend and protect its trademarks and other proprietary rights and other risks related to managing intellectual property issues. In addition, the inability to ship Company products within agreed time frames due to unanticipated manufacturing, distribution system or freight carrier delays or the failure of Company contractors to deliver products within scheduled time frames are risk factors in ongoing business. As a part of the Company's product sourcing strategy, it routinely contracts for apparel products produced by contractors in Asia, Africa, Mexico and Central America. If financial, political, impact of natural disasters or other difficulties were to adversely impact the Company's contractors in these regions, it could disrupt the supply of product contracted for by the Company.

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

Changes in Internal Control over Financial Reporting

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

OSHKOSH B'GOSH, INC.

Date: April 20, 2005	By:	/S/ DOUGLAS W. HYDE

Douglas W. Hyde
Chairman of the Board and Chief Executive Officer

Date: April 20, 2005	By:	/S/MICHAEL L. HEIDER

Michael L. Heider
Vice President Finance, Treasurer and Chief Financial Officer